Form 10-K
period 1993-12-31
GTE CALIFORNIA INC
filed 1994-03-30
CIK 40864

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required}

or

For the fiscal year ended         December 31, 1993
                          ---------------------------------------------------

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [Fee Required]

For the transition period from                         to
                               -----------------------    --------------------
Commission File Number            1-6417
                       -------------------------------------------------------

                          GTE CALIFORNIA INCORPORATED
- ------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            CALIFORNIA                                    95-0510200
- ---------------------------------------        -------------------------------
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


       One GTE Place, Thousand Oaks, California                 91362-3811
- --------------------------------------------------     -----------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

Registrant's telephone number, including area code          805-372-6000
                                                   ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                          WHICH WAS REGISTERED
- ----------------------------------        -------------------------------------
FIRST MORTGAGE BONDS--SERIES X,                    PACIFIC STOCK EXCHANGE
   DUE DECEMBER 1, 2001
- ----------------------------------        -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

4 1/2%   SERIES    CUMULATIVE PREFERRED STOCK       $20   PAR VALUE
4 1/2%   SERIES    CUMULATIVE PREFERRED STOCK       $20   PAR VALUE
5    %   SERIES    CUMULATIVE PREFERRED STOCK       $20   PAR VALUE
7.48 %   SERIES    CUMULATIVE PREFERRED STOCK       $100  PAR VALUE
- -------------------------------------------------------------------
                          (TITLE OF CLASS)

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
               -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X      NO
                                                ------      ------

THE COMPANY HAD 69,438,190 SHARES OF $20 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1994.

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING PREFERRED STOCK HELD BY NON-AFFILIATES AT FEBRUARY 28, 1994, AMOUNTED TO $3,467,459.

                      DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993 (INCORPORATED IN PARTS I AND II).

PROXY STATEMENT FOR THE ELECTION OF DIRECTORS DATED MARCH 22, 1994 (INCORPORATED IN PARTS III AND IV).


                               TABLE OF CONTENTS

Item                                                              Page
- -----                                                             ----
PART I

 1.  Business                                                       1

 2.  Properties                                                     4

 3.  Legal Proceedings                                              4

 4.  Submission of Matters to a Vote of Security Holders            4

PART II

 5.  Market for the Registrant's Common Equity and Related
     Shareholder Matters                                            5

 6.  Selected Financial Data                                        5

 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            5

 8.  Financial Statements and Supplementary Data                    5

 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                            5

PART III

10.  Directors and Executive Officers of the Registrant             6

11.  Executive Compensation                                         8

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                     8

13.  Certain Relationships and Related Transactions                 8

PART IV

14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                                    9



                                    PART I

Item 1.  Business

GTE California Incorporated (the Company), was incorporated in California in 1929. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in Southern and Central California.

The Company has a wholly-owned subsidiary, GTEL. GTEL comprises the majority of the Company's nonregulated operations including marketing telecommunications equipment and other deregulated products and services.

The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of California is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carriers. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily the American Telephone and Telegraph Company (AT&T). The number of access lines served has grown steadily from 3,213,645 on January 1, 1989 to 3,714,570 on December 31, 1993.

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                               Years Ended December 31
                                      -----------------------------------------
                                         1993           1992           1991
                                      ----------     ----------     ----------
                                                (Thousands of Dollars)

Local Network Services                $  975,780     $  937,797     $  960,224
% of Total Revenues                           34%            32%            32%

Network Access Services               $  616,122     $  663,154     $  667,525
% of Total Revenues                           21%            23%            23%

Long Distance Services                $1,003,154     $1,022,330     $1,010,236
% of Total Revenues                           35%            35%            34%

Equipment Sales and Services          $  163,546     $  180,281     $  177,891
% of Total Revenues                            6%             6%             6%

Other                                 $  116,176     $  117,456     $  148,167
% of Total Revenues                            4%             4%             5%


At December 31, 1993, the Company had 14,379 employees. The Company has written agreements with the Communications Workers of America (CWA) covering substantially all hourly employees. The current agreements with the CWA expire in March 1996.


Telephone Competition

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the California Public Utilities Commission (CPUC) as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 10 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

The year was marked by important changes in the U.S. telecommunications industry. Rapid advances in technology, together with government and industry initiatives to eliminate certain legal and regulatory barriers are accelerating and expanding the level of competition and opportunities available to the Company. As a result, the Company faces increasing competition in virtually all aspects of its business. Specialized communications companies have constructed new systems in certain markets to bypass the local-exchange network. Additional competition from interexchange carriers as well as wireless companies continues to evolve for both intrastate and interstate communications.

During 1994, the Company began implementation of a re-engineering plan that will redesign and streamline processes. Implementation of its re-engineering plan will allow the Company to continue to respond aggressively to these competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services. The re-engineering program will be implemented over three years. During the year, the Company continued to introduce new business and consumer services utilizing advanced technology, offering new features and pricing options while at the same time reducing costs and prices.

During 1993, the FCC announced its decision to auction licenses during 1994 in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless personal communications services (PCS). These services will both complement and compete with the Company's traditional wireline services. The Company will be permitted to fully participate in the license auctions in areas outside of GTE's existing cellular service areas. Limited participation will be permitted in areas in which GTE has an existing cellular presence.

In Cerritos, California, GTE is testing and comparing the capabilities of copper wire, coaxial cable, and fiber optics. The Cerritos test has enhanced GTE's expertise in the areas of pay-per-view video service, video-on-demand and local video conferencing, and led to a new interactive video service, GTE Main Street, TM which allows customers to shop, bank and access various other information services from their homes. In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas.

During 1993, the CPUC approved a settlement agreement allowing the Company, beginning in 1994, to retain 100% of any earnings up to a 15.5% rate of return on investment while refunding 100% of any earnings above 15.5%. Under its prior plan, the Company was required to share 50% of any earnings over a 13% rate of return and refund 100% of any earnings over 16.5%. As part of this agreement and its normal annual price cap filing, the Company will reduce its rates by about $100 million in 1994. Additionally, the CPUC is expected to issue a final decision in early 1994 generally authorizing intralata toll competition and ordering significant rate restructuring in California. Although intended to be revenue neutral, the ultimate effect on revenue will depend, in part, on the extent to which toll and access rate reductions result in increased calling volumes.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint (since divested) and GTE Spacenet, prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts their direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition will gradually be relaxed.

In September 1993, the FCC released an order allowing competing carriers to interconnect to the local-exchange network for the purpose of providing switched access transport services. This ruling complements similar interconnect arrangements for private line services ordered during 1992. The order encourages competition for the transport of telecommunications traffic between local exchange carriers' (LECs) switching offices and interexchange carrier locations. In addition, the order allows LECs flexibility in pricing competitive services.

These and other actions to eliminate existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company supports these initiatives to assure greater competition in telecommunications, provided that overall the changes allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.


Item 2.  Properties

The Company's property consists of network facilities (82%), company facilities (14%), customer premises equipment (1%) and other (3%). From January 1, 1989 to December 31, 1993, the Company made gross property additions of $2.8 billion and property retirements of $1.8 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.



                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation.


Item 6.  Selected Financial Data

Reference is made to the Registrant's Annual Report to Shareholders, page 32, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the Registrant's Annual Report to Shareholders, pages 27 to 31, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 8.  Financial Statements and Supplementary Data

Reference is made to the Registrant's Annual Report to Shareholders, pages 5 to 25, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the Registrant's Proxy Statement, dated March 22, 1994, pages 3 to 4, incorporated herein and filed as Exhibit 13A. A complete list of Executive Officers of the Registrant as of March 1, 1994 is provided below.

Identification of Executive Officers

                                          Year
                                        Assumed
                                        Current
          Name                 Age      Position    Position with Company
- ---------------------------    ----     --------    ----------------------
Larry J. Sparrow (1)            50       1992       Area President - West
Susan L. Clay (2)               48       1993       Acting Regional Vice
                                                    President - General
                                                    Manager - California
Clark M. Crawford (1)           47       1990       Area Vice President -
                                                    General Manager
Jorge Jackson (1)(3)            49       1993       Area Vice President -
                                                    Public Affairs
Timothy J. McCallion (1)(4)     40       1993       Area Vice President -
                                                    Regulatory and
                                                    Governmental Affairs
Robert G. McCoy (1)             49       1992       Area Vice President -
                                                    Sales
Richard J. Nordman (1)(5)       44       1993       Area Vice President -
                                                    Finance
Kenneth K. Okel (1)             47       1991       Area Vice President -
                                                    General Counsel and
                                                    Secretary
Ronald E. Pejsa (1)(6)          49       1993       Area Vice President -
                                                    Human Resources

                                                         Position with
                                                  GTE Telephone Operations (7)
                                                  ----------------------------
Kent B. Foster                  50       1989       President
Michael B. Esstman (8)          47       1993       Executive Vice President
                                                    - Operations
Thomas W. White                 47       1989       Executive Vice President
Guillermo Amore                 55       1990       Senior Vice President -
                                                    International
Gerald K. Dinsmore (9)          44       1993       Senior Vice President -
                                                    Finance and Planning
Robert C. Calafell (10)         52       1993       Vice President - Video
                                                    Services
A. T. Jones                     54       1992       Vice President -
                                                    International
Brad M. Krall (11)              52       1993       Vice President -
                                                    Centralized Services
Donald A. Hayes                 56       1992       Vice President -
                                                    Information Technology
Richard L. Schaulin             51       1989       Vice President - Human
                                                    Resources
Clarence F. Bercher             50       1991       Vice President - Sales
Mark S. Feighner                45       1991       Vice President - Product
                                                    Management
Geoff C. Gould                  41       1989       Vice President -
                                                    Regulatory and
                                                    Governmental Affairs
G. Bruce Redditt                43       1991       Vice President - Public
                                                    Affairs
Richard M. Cahill               55       1989       Vice President and
                                                    General Counsel
Leland W. Schmidt               60       1989       Vice President - Industry
                                                    Affairs
Paul E. Miner                   49       1990       Vice President - Regional
                                                    Operations Support
Katherine J. Harless            43       1992       Vice President -
                                                    Intermediary Markets
William M. Edwards, III(12)     45       1993       Controller


Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employee had a significant role in decision making.

All officers are appointed for a term of one year.

NOTES:

(1) Individual is an executive officer for West Area which is comprised of GTE California Incorporated, GTE Hawaiian Telephone Company Incorporated and GTE Northwest Incorporated.

(2) Susan L. Clay is Acting Regional Vice President - General Manager - California replacing John C. Appel who was appointed President of GTE Southwest Incorporated.

(3) Jorge Jackson was appointed Area Vice President - Public Affairs effective November 21, 1993 to replace Jim J. Parrish who retired.

(4) Timothy J. McCallion was appointed Area Vice President - Regulatory and Governmental Affairs effective November 21, 1993 replacing Keith M. Kramer who retired.

(5) Richard J. Nordman was appointed Area Vice President - Finance effective November 7, 1993 replacing Paul R. Shuell.

(6) Ronald E. Pejsa was appointed Area Vice President - Human Resources effective October 24, 1993 replacing James R. Poling who retired.

(7) Position is with, and duties are performed at, the GTE Telephone Operations Headquarters in Irving, Texas.

(8) Michael B. Esstman was appointed Executive Vice President - Operations effective April 25, 1993 replacing Charles A. Crain who retired on April 1, 1993.

(9) Gerald K. Dinsmore, previously South Area President, was appointed Senior Vice President - Finance and Planning replacing John L. Hume who retired.

(10) Robert C. Calafell was appointed Vice President - Video Services effective March 28, 1993.

(11) Brad M. Krall was appointed Vice President - Centralized Services effective November 7, 1993.

(12) William M. Edwards, III was appointed Controller effective November 7, 1993 replacing John D. Utzinger.


William E. Starkey retired November 21, 1993, George N. King retired May 21, 1993 and Clark W. Barlow retired August 21, 1993.

William D. Wilson resigned effective November 1, 1993 to accept a new position in GTE South Incorporated and GTE North Incorporated as Area Vice President - General Manager - East.

Jerry L. Austin retired November 21, 1993.


Item 11.  Executive Compensation

Reference is made to the Registrant's Proxy Statement, dated March 22, 1994, pages 5 to 13, incorporated herein and filed as Exhibit 13A.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the Registrant's Proxy Statement, dated March 22, 1994, page 14, incorporated herein and filed as Exhibit 13A.


Item 13.  Certain Relationships and Related Transactions

Reference is made to the Registrant's Proxy Statement, dated March 22, 1994, pages 3 to 5 and 13, incorporated herein and filed as Exhibit 13A.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - Reference is made to the Registrant's Annual Report to Shareholders, pages 5 - 25, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.


       Report of Independent Public Accountants.

       Consolidated Balance Sheets - December 31, 1993 and 1992.

       Consolidated Statements of Income for the years ended December 31, 1993-1991.

       Consolidated Statements of Reinvested Earnings for the years ended December 31, 1993-1991.

       Consolidated Statements of Cash Flows for the years ended December 31, 1993-1991.

       Notes to Consolidated Financial Statements.




   (2) Financial Statement Schedules - Included in Part IV of this report for the years ended December 31, 1993-1991:

                                                               Page(s)
                                                               -------
       Report of Independent Public Accountants                  11

       Schedules:

          V - Property, Plant and Equipment                    12-14

         VI - Accumulated Depreciation and Amortization of
              Property, Plant and Equipment                      15

       VIII - Valuation and Qualifying Accounts                  16

          X - Supplementary Income Statement Information         17


Note: Schedules other than those listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.



   (3)  Exhibits - Included in this report or incorporated by reference.

         2-1* Agreement of Merger, dated September 10, 1992, between GTE
              California Incorporated and Contel of California, Inc.

         3* Articles of Incorporation and Bylaws (Exhibit 3 of the 1988 Form 10-K, File No. 1-6417).

         4-1* Indenture dated December 1, 1939, between the Company and
              Security-First National Bank of Los Angeles, now named Security Pacific National Bank, Trustee, (Exhibit 7-A, File No. 2-4262), as supplemented by fifty-one supplemental indentures or deeds of conveyance (Filed as exhibits to the Form 10-K's for the years 1970, 1971, 1981, 1985 and 1986) and File No. 33-54788 in 1992.

         12   Statement of the ratio of earnings to fixed charges.

         13 Annual Report to Shareholders for the year ended December 31, 1993, filed herein as Exhibit 13.

         13A Proxy Statement for the election of directors dated March 22, 1994, filed herein as Exhibit 13A.


     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1993.

      * Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To GTE California Incorporated:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in GTE California Incorporated and subsidiary's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1992 as discussed in Note 1 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

						ARTHUR ANDERSEN & CO.


Dallas, Texas
January 28, 1994.

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED DECEMBER 31, 1993
                            (Thousands of Dollars)

- ----------------------------------------------------------------------------------------------------------
              Column A                   Column B      Column C      Column D      Column E      Column F
           -----------------           -----------   -----------   -----------  -------------  -----------
                                       Balance at    Additions     Retirements  Other Debits   Balance at
                                      Beginning of       at         or Sales    or (Credits)    Close of
       Classification                     Year          Cost        (Note 1)      (Note 2)        Year
- ----------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
   Land                                $    58,495     $  1,390      $     --      $  (613)   $   59,272
   Buildings                               651,604       16,340         2,019         (606)      665,319
   Central office equipment              2,750,186      226,447        63,119       (1,639)    2,911,875
   Station apparatus                       104,215        8,693         2,369         (219)      110,320
   Cable, underground conduit and
     poles                               3,604,984      199,010        23,233        1,784     3,782,545
   Furniture and office equipment          310,940       20,958       126,561        3,295       208,632
   Vehicles and other work equipment       223,632        6,995         4,168         (426)      226,033
   Telephone plant under
     construction                           98,906       17,036            --           --       115,942
                                        ----------     --------      --------     --------    ----------
      Total Telephone Plant              7,802,962      496,869       221,469        1,576     8,079,938

NONREGULATED PLANT                         137,120        7,081         6,271       (2,748)      135,182
                                        ----------     --------      --------     --------    ----------

     Total Property, Plant and
      Equipment                         $7,940,082    $ 503,950      $227,740     $ (1,172)   $8,215,120
                                        ==========    =========      ========     ========    ==========

NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

(2) Primarily represents retirements not charged to reserve and transfers in accordance with FCC Docket No. 86-111.

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED DECEMBER 31, 1992
                            (Thousands of Dollars)

- ----------------------------------------------------------------------------------------------------------
              Column A                   Column B      Column C      Column D      Column E      Column F
           -----------------           -----------   -----------   -----------  -------------  -----------
                                       Balance at    Additions     Retirements  Other Debits   Balance at
                                      Beginning of       at         or Sales    or (Credits)    Close of
       Classification                     Year          Cost        (Note 1)      (Note 2)        Year
- ----------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
    Land                                $    56,366    $    2,431   $       --    $    (302)  $    58,495
    Buildings                               625,737        33,680        3,528       (4,285)      651,604
    Central office equipment              2,673,804       295,926      241,848       22,304     2,750,186
    Station apparatus                        87,909        17,984        2,656          978       104,215
    Cable, underground conduit and
      poles                               3,412,646       232,011       52,967       13,294     3,604,984
    Furniture and office equipment          339,998        23,403       47,599       (4,862)      310,940
    Vehicles and other work equipment       217,273        13,424        8,205        1,140       223,632
    Telephone plant under
      construction                          189,431       (90,662)          --          137        98,906
    Property held for future
      telephone use                             738          (750)          --           12            --
                                         ----------      --------      --------   ---------    ----------
        Total Telephone Plant and
          Equipment                       7,603,902       527,447      356,803       28,416     7,802,962

NONREGULATED PLANT                          128,889         8,588       10,077        9,720       137,120
                                         ----------      --------      --------   ---------    ----------

      Total Property, Plant and
        Equipment                       $ 7,732,791     $ 536,035     $366,880     $ 38,136    $7,940,082
                                        ===========     =========      ========    ========    ==========

NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

(2) Represents adjustments in 1992 due to the adoption of SFAS No. 109, retirements not charged to reserve and transfers in accordance with FCC Docket No. 86-111.

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED DECEMBER 31, 1991
                            (Thousands of Dollars)

- ----------------------------------------------------------------------------------------------------------
              Column A                   Column B      Column C      Column D      Column E      Column F
           -----------------           -----------   -----------   -----------  -------------  -----------
                                       Balance at    Additions     Retirements  Other Debits   Balance at
                                      Beginning of       at         or Sales    or (Credits)    Close of
       Classification                     Year          Cost        (Note 1)      (Note 2)        Year
- ----------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
    Land                                 $    55,943  $       421  $        --   $         2  $    56,366
    Buildings                                608,216       19,935        2,598           184      625,737
    Central office equipment               2,743,935      203,955      274,084            (2)   2,673,804
    Station apparatus                         84,619        3,858          568            --       87,909
    Station connections                      415,652           --      415,652            --           --
    Cable, underground conduit and
      poles                                3,189,625      282,816       59,795            --    3,412,646
    Furniture and office equipment           320,709       22,482        2,928          (265)     339,998
    Vehicles and other work equipment        201,482       22,241        7,003           553      217,273
    Telephone plant under construction       164,270       25,544           --          (383)     189,431
    Property held for future telephone
      use                                        737           --           --             1          738
                                          ----------     --------      --------     ---------   ----------

         Total Telephone Plant             7,785,188      581,252      762,628            90    7,603,902

NONREGULATED PLANT                           113,360       19,984        4,365           (90)     128,889
                                          ----------     --------      --------     ---------   ----------

         Total Property, Plant and
           Equipment                      $7,898,548     $601,236     $766,993      $    --    $7,732,791
                                          ==========     ========     ========      =========  ==========

NOTES:

(1)  Represents:  All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

     Retirements include write-offs of customer premises equipment due to deregulation by the FCC.

(2) Primarily represents prior-year adjustments to conform to the current year presentation and transfers in accordance with FCC Docket No. 86-111.


                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Thousands of Dollars)

- ---------------------------------------------------------------------------------------------------------
               Column A                   Column B     Column C     Column D      Column E     Column F
            ---------------           --------------  ----------- -----------   ------------  -----------
                                                      Additions
                                        Balance at    Charged to  Retirements      Other      Balance at
                                       Beginning of     Income      or Sales      Charges      Close of
             Description                   Year        (Note 1)     (Note 2)      (Note 2)       Year
- ---------------------------------------------------------------------------------------------------------
Accumulated depreciation and
  amortization for the year ended:

  December 31, 1993                     $2,900,851   $  582,361  $   221,940   $    (8,531)  $ 3,252,741
                                        ==========   ==========  ===========   ============  ===========
  December 31, 1992                     $2,701,079   $  561,345  $   366,885   $     5,312   $ 2,900,851
                                        ==========   ==========  ===========   ============  ===========
  December 31, 1991                     $2,874,304   $  592,232  $   766,517   $     1,060   $ 2,701,079
                                        ==========   ==========  ===========   ============  ===========

NOTES:

(1)  Reference is made to Note 1 of Notes to Consolidated Financial
     Statements with respect to depreciation policy:                      1993         1992          1991
                                                                      -----------  -----------   -----------
       Total as shown in Consolidated Statements of Income            $   583,066  $   563,540   $   591,287
       General office allocations                                            (705)      (1,235)          220
       Other                                                                   --         (960)          725
                                                                      -----------  -----------   -----------
       Total as shown above                                           $   582,361  $   561,345   $   592,232
                                                                      ===========  ===========   ===========

(2)  Represents:  Retirements or sales credited to property, plant
                  and equipment (Schedule V)                          $   227,740  $   366,880   $   766,993
                  Other                                                    (5,800)           5          (476)
                                                                      -----------  -----------   -----------
                  Total as shown above                                $   221,940  $   366,885   $   766,517
                                                                      ===========  ===========   ===========

(3)  Represents:  Salvage                                             $    13,969  $    14,517   $    12,720
                  Removal costs                                           (17,095)     (26,877)      (12,341)
                  Other                                                    (5,405)      17,672           681
                                                                      -----------  -----------   -----------
                  Total as shown above                                $    (8,531) $     5,312   $     1,060
                                                                      ===========  ===========   ===========

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Thousands of Dollars)

- ----------------------------------------------------------------------------------------------------------
               Column A                   Column B            Column C            Column D      Column E
            --------------             -------------   ----------------------   ------------  ------------
                                                             Additions
                                                       ----------------------
                                                                    Charged      Deductions
                                        Balance at     Charged      to Other        from      Balance at
                                         Beginning        to        Accounts      Reserves     Close of
             Description                  of Year       Income      (Note 1)      (Note 2)       Year
- ----------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
  for the year ended:

  December 31, 1993                      $ 20,752     $ 85,365     $ 21,209      $ 75,346      $ 51,980
                                         ========     ========     ========      ========      ========
  December 31, 1992                      $ 11,711     $ 83,779     $ 14,993      $ 89,731      $ 20,752
                                         ========     ========     ========      ========      ========
  December 31, 1991                      $  7,946     $ 80,249     $ 15,770      $ 92,254      $ 11,711
                                         ========     ========     ========      ========      ========

NOTES:

(1)  Recoveries of previously written-off amounts.

(2)  Charges for purpose for which reserve was created.
     Represents write-offs of receivable accounts.

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Thousands of Dollars)
- ------------------------------------------------------------------------------------------
          Column A                                            Column B
       ---------------                       ---------------------------------------------
            Item                                     Charged to Operating Expenses
- ------------------------------------------------------------------------------------------
                                                  1993           1992            1991
                                              -----------    -----------     -----------
Maintenance and repairs                       $   479,847    $   449,182     $   477,754
                                              ===========    ===========     ===========
Taxes, other than payroll and income taxes,
  are as follows:

  Real and personal property                  $    59,848    $    62,106     $    63,133
  Other                                             1,676          1,862          (3,760)
  Portion of above taxes charged
    to plant and other accounts                    (8,747)        (8,880)         (8,432)
                                              -----------    -----------     -----------
Total                                         $    52,777    $    55,088     $    50,941
                                              ===========    ===========     ===========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           GTE CALIFORNIA INCORPORATED
                                     --------------------------------------
                                                   (Registrant)



Date  March 21, 1994              By             LARRY J. SPARROW
      -------------------------      ---------------------------------------
                                                 LARRY J. SPARROW
                                               Area President - West

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



LARRY J. SPARROW            President and Director            March 21, 1994
- -------------------------   (Principal Executive Officer)
LARRY J. SPARROW


GERALD K. DINSMORE          Senior Vice President - Finance   March 21, 1994
- -------------------------     and Planning and Director
GERALD K. DINSMORE          (Principal Financial Officer)


WILLIAM M. EDWARDS, III     Controller                        March 21, 1994
- -------------------------   (Principal Accounting Officer)
WILLIAM M. EDWARDS, III


RICHARD M. CAHILL           Director                          March 21, 1994
- -------------------------
RICHARD M. CAHILL


CLARK MICHAEL CRAWFORD      Director                          March 21, 1994
- -------------------------
CLARK MICHAEL CRAWFORD


MICHAEL B. ESSTMAN          Director                          March 21, 1994
- -------------------------
MICHAEL B. ESSTMAN


KENT B. FOSTER              Director                          March 21, 1994
- -------------------------
KENT B. FOSTER


THOMAS W. WHITE             Director                          March 21, 1994
- -------------------------
THOMAS W. WHITE