Form 10-Q
period 1994-03-31
GTE CALIFORNIA INC
filed 1994-05-12
CIK 40864

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934

For the period ended      March 31, 1994

                               or

[   ]  Transition Report Pursuant to Section 13 or 15(d)  of  the
Securities
     Exchange Act of 1934


For the transition period from                to


Commission File Number:  1-6417


                        GTE CALIFORNIA INCORPORATED
         (Exact name of registrant as specified in its charter)

           CALIFORNIA                              95-0510200
          (State       or       other       jurisdiction       of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)


       One     GTE     Place,    Thousand    Oaks,     California
91362-3811
  (Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code       805-372-
6000


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES X   NO

The Company had 69,438,190 shares of $20 stated value common stock outstanding at April 30, 1994.

           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income . . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Consolidated Balance Sheets - Assets . . . . . . .
. . . .                                                     4

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholders' Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     5

    Condensed Consolidated Statements of Cash Flows . . . . . . .
. . . .                                                     6

    Notes to Condensed Consolidated Financial Statements . . . .
. . .  .                                                    7


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     8

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     9
PART I.  FINANCIAL INFORMATION


           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended
                                                  March 31,
                                             1994        1993
                                            (Thousands of
Dollars)

OPERATING REVENUES:
 Local network services                  $   239,688 $   241,600
 Network access services                     161,772     157,027
 Long distance services                      234,026     243,999
 Equipment sales and services                 36,677      40,522
 Other                                        23,202      24,925
                                             695,365     708,073


OPERATING EXPENSES:
 Cost of sales and services                  150,663     166,640
 Depreciation and amortization               144,549     145,555
 Marketing, selling, general and
   administrative                            200,738     196,871
                                             495,950     509,066


 Net operating income                        199,415     199,007


OTHER (INCOME) DEDUCTIONS:
 Interest expense                             20,307      33,382
 Other - net                                  (1,074)
(1,722)


INCOME BEFORE INCOME TAXES                   180,182     167,347


INCOME TAXES                                  73,226      64,558


NET INCOME                               $   106,956 $   102,789






 Per share data is omitted since the Company's common stock is 100% owned by
 GTE Corporation (Parent Company).

 See Notes to Condensed Consolidated Financial Statements.




           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income increased 4% or $4.2 million for the three months ended March 31, 1994 compared to the same period in 1993. The increase is primarily the result of lower operating expenses due to cost control efforts and lower interest expense due to lower debt levels partially offset by lower revenues.

Operating Revenues

Operating revenues decreased 2% or $12.7 million for the three months ended March 31, 1994.

Local network service revenues decreased 1% or $1.9 million for the first quarter of 1994 compared to the same period in 1993. The decrease is primarily due to a rate decrease related to the annual price cap filing partially offset by continued customer growth, as experienced through an increase in access lines, and increased revenue from CentraNet (Registered Trademark) and other enhanced features.

Network access service revenues increased 3% or $4.7 million for the first quarter of 1994 compared to the same period in 1993. The increase is primarily the result of higher carrier common line rates partially offset by unfavorable pool settlements.

Long distance service revenues decreased 4% or $10 million for the first quarter of 1994 compared to the same period in 1993.
The decrease is primarily due to the 1994 price cap index adjustment.

Equipment sales and services revenues decreased 9% or $3.8 million for the first quarter of 1994 compared to the same period in 1993. The decrease is primarily the result of a reduction in revenues related to the Cerritos project, GTE's testing facility in California for various video services, which is nearing completion.

Other  operating  revenues decreased 7% or $1.7 million  for  the
first  quarter of 1994 compared to the same period in 1993.   The
decrease is primarily due to higher provisions for uncollectible accounts.

Operating Expenses

Operating expenses decreased 3% or $13.1 million for the first quarter of 1994 compared to the same period in 1993. The decrease is primarily the result of ongoing quality and cost control programs, modernization of facilities and a reduction in workforce. The decrease is partially offset by higher cost associated with other postretirement employee benefits.

Other Expenses

Interest  expense decreased 39% or $13.1 million  for  the  first
quarter  of  1994  compared  to the same  period  in  1993.   The
decrease is due to lower average long-term debt levels and lower average interest rates. In November 1993, the


           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Company called $785 million of bonds with rates ranging from 8.5%
to  11%  and refinanced these bonds in early 1994 with 5 5/8%,  6
3/4% and 8.07% Debentures.

Income taxes increased 13% or $8.7 million for the first quarter of 1994 compared to the same period in 1993. The increase is primarily due to higher pretax income.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first quarter of 1994 was cash flows from operating activities of $218 million compared to $370 million for the same period in 1993. The decrease primarily reflects the timing differences in the collection of accounts receivable.

Capital expenditures represent a significant use of funds during the first quarter of 1994 and the same period in 1993 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during the first quarter of 1994 were $88 million compared to $108 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $460 million.

Cash used for financing activities was $135 million for the first quarter of 1994 compared to $268 million for the same period in 1993. This included dividend payments of $111 million for the first quarter of 1994 compared to $49 million for the same period in 1993. External financing included long-term borrowings of $543 million in the first quarter of 1994 compared to $150 million in the same period in 1993. Proceeds from these borrowings were used primarily to reduce short-term debt. In April 1994, the Company issued $250 million of 8.07% Debentures, due 2024 to further reduce short-term debt.

During the first quarter of 1994 the Company began implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $3.9 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.




           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                           March 31, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $     5,633 $     6,620
 Accounts and notes receivable, less allowances
   of $43,495 and $51,980, respectively      526,877     519,170
 Note receivable from affiliate               73,000          --
 Materials and supplies, at average cost      36,394      37,361
 Deferred income tax benefits                 93,884      94,459
 Prepayments and other                        11,972      15,512
   Total current assets                      747,760     673,122





PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             8,182,227   8,215,120
 Accumulated depreciation                 (3,278,180)
(3,252,741)
   Net property, plant and equipment       4,904,047   4,962,379





PREPAID PENSION COST                         251,496     233,640





OTHER ASSETS                                 122,650     125,630





   TOTAL ASSETS                          $ 6,025,953 $ 5,994,771






  See Notes to Condensed Consolidated Financial Statements.




           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                           March 31, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $   285,463  $
693,724
 Accounts payable                            192,652     232,720
 Accrued taxes                               118,543      86,299
 Accrued interest                             16,408       8,746
 Accrued payroll and vacations                91,305      81,777
 Accrued dividends                            83,461     111,046
 Accrued restructuring costs and other       296,788     330,950
   Total current liabilities               1,084,620   1,545,262





LONG-TERM DEBT                             1,319,755     860,398





DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits   1,316,592   1,307,201





SHAREHOLDERS' EQUITY:
 Preferred stock                              81,866      81,866
 Common stock                              1,388,764   1,388,764
 Other capital                                 2,040       2,040
 Reinvested earnings                         832,316     809,240
   Total shareholders' equity              2,304,986   2,281,910




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 6,025,953  $
5,994,771




  See Notes to Condensed Consolidated Financial Statements.




           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Three Months Ended
                                                  March 31,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $   106,956 $   102,789

 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization           144,549     145,555
     Deferred income taxes and investment
       tax credits                             8,016     (15,082)
     Provision for uncollectible accounts              18,856
16,544
     Changes in current assets and current
       liabilities                           (46,852)
66,442
     Other - net                             (13,606)
53,687
     Net cash from operating activities      217,919     369,935


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (87,646)
(108,094)
 Other - net                                   4,013         132
     Net cash used in investing activities            (83,633)
(107,962)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt issued                       542,594     149,601
 Long-term debt retired                      (25,194)
(80)
 Dividends paid to shareholders             (111,465)
(48,570)
 Net change in affiliate notes               (41,108)
(132,932)
 Decrease in short-term debt                (500,100)
(236,209)
     Net cash used in financing activities           (135,273)
(268,190)

Decrease in cash and cash equivalents           (987)
(6,217)

Cash and cash equivalents at beginning of period        6,620
12,768

Cash and cash equivalents at end of period        $     5,633 $
6,551






 See Notes to Condensed Consolidated Financial Statements.




           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2) On April 20, 1994 the CPUC issued a decision giving final approval to the merger of GTE and Contel and approving the merger of Contel of California, Inc. into the Company. The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the mergers has been delayed until such time as the Commission has the opportunity to review and issue a new decision based on the new evidence.

In addition to approving the merger, the decision established a third phase in the proceeding in which the CPUC will consider the issues of a start-up revenue requirement for the Company's premerger operations and the integration of the Company's tariff rates with those of Contel of California, Inc.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.


           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Items 1 through 5 are not applicable for the quarter ended March
31, 1994.


Item 6.  Exhibits and Reports on Form 8-K

    GTE  California Incorporated filed a report on Form 8-K dated
January  13,  1994  on  January 14, 1994, under  Item  5,  "Other
Events."  No financial statements were filed with this report.
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   GTE CALIFORNIA INCORPORATED
                                        (Registrant)






Date:  May 12, 1994                  WILLIAM M. EDWARDS, III
                                     WILLIAM M. EDWARDS, III
                                          Controller
                                    (Chief Accounting Officer)