Form 10-Q
period 1994-06-30
GTE CALIFORNIA INC
filed 1994-08-15
CIK 40864

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934

For the period ended      June 30, 1994

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

                                                 YES X   NO

The Company had 69,438,190 shares of $20 stated value common stock outstanding at July 31, 1994.

           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income . . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Consolidated Balance Sheets - Assets . . . . . . .
. . . .                                                     5

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholders' Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     6

    Condensed Consolidated Statements of Cash Flows . . . . . . .
. . . .                                                     7

    Notes to Condensed Consolidated Financial Statements . . . .
. . .  .                                                    8


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     9

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     10
PART I.  FINANCIAL INFORMATION


           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended            Six
Months Ended
                                   June 30,           June 30,
                              1994      1993      1994      1993
                                      (Thousands of Dollars)
OPERATING REVENUES:
 Local network services     $ 230,887 $ 247,942 $ 470,575 $ 489,542
 Network access services      168,562   148,446   330,334   305,473
 Long distance services       245,428   249,643   479,454   493,642
 Equipment sales and services          34,129    43,894    70,806
84,416
 Other                          9,857    32,368    33,059    57,293
                              688,863   722,293 1,384,228 1,430,366


OPERATING EXPENSES:
 Cost of sales and services   146,309   169,186   296,972   335,826
 Depreciation and amortization        143,397   146,887   287,946
292,442
 Marketing, selling, general and
   administrative             217,736   234,988   418,474   431,859
                              507,442   551,061 1,003,392 1,060,127


 Net operating income         181,421   171,232   380,836   370,239


OTHER DEDUCTIONS:
 Interest expense              26,681    32,497    46,988    65,879
 Other - net                   (1,535)           (1,679)     (2,609)
(3,401)


INCOME BEFORE INCOME TAXES    156,275   140,414   336,457   307,761


INCOME TAXES                   63,537    54,414   136,763   118,972


NET INCOME                  $  92,738 $  86,000 $ 199,694 $ 188,789


 Per share data is omitted since the Company's common stock is 100% owned by GTE
 Corporation (Parent Company).




 See Notes to Condensed Consolidated Financial Statements.



           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income increased 8% or $6.7 million for the three months and 6% or $10.9 million for the six months ended June 30, 1994 compared to the same periods in 1993. Excluding the one-time charge associated with the enhnaced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1994, net income decreased 14% or $14.5 million for the three months and 5% or $10.3 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are primarily due to lower revenues partially offset by lower operating expenses due to cost control efforts and decreased interest expense due to lower average long-term debt levels and interest rates.

Operating Revenues

Operating revenues decreased 5% or $33.4 million for the three months and 3% or $46.1 million for the six months ended June 30, 1994 compared to the same periods in 1993.

Local network service revenues decreased 7% or $17.1 million for the three months and 4% or $19.0 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are primarily due to a rate reduction related to the price cap index and the new regulatory framework (NRF) review. Also contributing to the second quarter decrease in revenues, was that the Company suspended reconnect charges for customers in the earthquake damaged area. These decreases were partially offset by continued customer growth, as reflected in an increase in access lines and increased revenue from enhanced features.

Network access service revenue increased 14% or $20.1 million for the three months and 8% or $24.9 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily the result of higher carrier common line rates and increased minutes of use partially offset by unfavorable pool settlements in the first quarter of 1994.

Long distance service revenues decreased 2% or $4.2 million for the three months and 3% or $14.2 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are primarily due to rate reductions related to the above mentioned price cap index and NRF review.

Equipment sales and services revenues decreased 22% or $9.8 million for the three months and 16% or $13.6 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are primarily the result of a reduction in revenues related to the Cerritos project, GTE's testing facility in California for various video services, and the CALNET project, a large government contract for the installation of a private network between state office buildings, both of which are partially complete.





           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Other operating revenues decreased 70% or $22.5 million for the three months ended and 42% or $24.2 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are primarily due to lower directory advertising revenue in the second quarter reflecting a change in the life of directories and timing of publication dates, partially offset by lower regulated provisions for uncollectible accounts.

Operating Expenses

Operating expenses decreased 8% or $43.6 million for the three months and 5% or $56.7 million for the six months ended June 30, 1994 compared to the same periods in 1993. Excluding the one-time charge associated with the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1994, operating expenses decreased 2% or $9.0 million for the three months and 2% or $22.1 million for the six months ended June 30, 1994 compared to the same period in 1993. The decreases are primarily the result of ongoing quality and cost control programs, modernization of facilities, and a reduction in work force.

Other Expenses

Interest expense decreased 18% or $5.8 million for the three months and 29% or $18.9 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are due to lower average long-term debt levels and lower average interest rates. In November 1993, the Company called $785 million of bonds with rates ranging from 8.5% to 11% and refinanced these bonds in early 1994 with 5 5/8%, 6 3/4% and 8.07% Debentures.

Income taxes increased 17% or $9.1 million for the three months and 15% or $17.8 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily due to higher pretax income, adjustments to prior years' tax provisions and the declining effects of amortization of deferred investment tax credits.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first six months of 1994 was cash flow from operating activities of $428.2 million compared to $565.9 million for the same period in 1993. The decrease primarily reflects the timing differences in the collection of accounts receivable, payment of affiliated payables and employee benefits.

Capital expenditures represent a significant use of funds during the first six months of 1994 and 1993 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during the first six months of 1994 were $176.3 million compared to $223.6 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $460 million.


           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Cash used in financing activities was $251.7 million for the first six months of 1994 compared to $303.3 million for the same period in 1993. This included dividend payments of $194.8 million for the first six months of 1994 compared to $133.6 million for the same period in 1993. External financing included long-term borrowings of $840.4 million in the first six months of 1994 compared to $149.6 million in the same period in
1993.   Proceeds  from these borrowings were  used  primarily  to
reduce short-term borrowings which were obtained to refinance high coupon debt called in 1993.

During the second quarter of 1994 the Company continued implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services. Cash requirements for the implementation of the re-engineering plan during 1994 are expected to be largely offset by cost savings.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

























           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $    12,284 $     6,620
 Accounts and notes receivable, less allowances
   of $59,501 and $51,980, respectively      564,382     519,170
 Materials and supplies, at average cost      39,359      37,361
 Deferred income tax benefits                 93,308      94,459
 Prepayments and other                         5,466      15,512
   Total current assets                      714,799     673,122





PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             8,245,583   8,215,120
 Accumulated depreciation                 (3,395,336)
(3,252,741)
   Net property, plant and equipment       4,850,247   4,962,379





PREPAID PENSION COST                         279,674     233,640





OTHER ASSETS                                 113,555     125,630





   TOTAL ASSETS                          $ 5,958,275 $ 5,994,771







  See Notes to Condensed Consolidated Financial Statements.




           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $   131,656  $
693,724
 Accounts payable                            183,542     232,720
 Accrued taxes                               108,805      86,299
 Accrued interest                             23,815       8,746
 Accrued payroll and vacations                81,271      81,777
 Accrued dividends                            84,088     111,046
 Accrued restructuring costs and other       296,557     330,950
   Total current liabilities                 909,734   1,545,262





LONG-TERM DEBT                             1,369,829     860,398





DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits   1,364,900   1,307,201





SHAREHOLDERS' EQUITY:
 Preferred stock                              81,866      81,866
 Common stock                              1,388,764   1,388,764
 Other capital                                 2,040       2,040
 Reinvested earnings                         841,142     809,240
   Total shareholders' equity              2,313,812   2,281,910




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 5,958,275  $
5,994,771




  See Notes to Condensed Consolidated Financial Statements.




           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Six Months Ended
                                                   June 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $   199,694 $   188,789

 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization           287,946     292,442
     Deferred income taxes and investment
       tax credits                            17,814     (37,955)
     Provision for uncollectible accounts              39,432
39,369
     Changes in current assets and current
       liabilities                          (123,098)
34,948
     Other - net                               6,384      48,271
     Net cash from operating activities      428,172     565,864


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (176,279)
(223,648)
 Other - net                                   5,442       1,983
     Net cash used in investing activities           (170,837)
(221,665)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt issued                       840,406     149,601
 Long-term debt retired                      (85,221)
(176,036)
 Dividends paid to shareholders             (194,750)
(133,577)
 Decrease in short-term debt                (812,106)
(143,255)
     Net cash used in financing activities           (251,671)
(303,267)

Increase in cash and cash equivalents          5,664      40,932

Cash and cash equivalents at beginning of period        6,620
12,768

Cash and cash equivalents at end of period        $    12,284 $
53,700







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

(2) On April 20, 1994 the CPUC issued a decision giving final approval to the merger of Contel of California, Inc. into the Company. The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the mergers has been delayed until such time as the Commission has the opportunity to review and issue a new decision based on the new evidence.

On June 17, 1994, the CPUC issued a ruling canceling all dates relative to the filing of testimony and evidentiary hearings.
The Company expects the CPUC will establish a procedural schedule in 1994.

(3) In July 1994, the CPUC proposed an order aimed at rebalancing local phone companies' rates and introducing new competition in the local toll market beginning January 1, 1995. A final order is expected in September 1994. While this order is intended to be revenue neutral, its ultimate effect will depend, in part, on the extent to which toll and access rate reductions result in increased calling volumes.

(4)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.


           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Items 1 through 6 are not applicable for the quarter ended June
30, 1994.




                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   GTE CALIFORNIA INCORPORATED
                                        (Registrant)






Date:  August 12, 1994               WILLIAM M. EDWARDS, III
                            . . . . . . . . . . . . . . . . . . .
. .
                                     WILLIAM M. EDWARDS, III
                                          Controller
                                    (Chief Accounting Officer)