Form 10-Q
period 1994-09-30
GTE CALIFORNIA INC
filed 1994-11-10
CIK 40864

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934

For the period ended      September 30, 1994

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

                                                 YES X   NO

The Company had 69,438,190 shares of $20 stated value common stock outstanding at October 31, 1994.

           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income . . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Consolidated Balance Sheets - Assets . . . . . . .
. . . .                                                     6

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholders' Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     7

    Condensed Consolidated Statements of Cash Flows . . . . . . .
. . . .                                                     8

    Notes to Condensed Consolidated Financial Statements . . . .
. . .  .                                                    9


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     10

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     11
PART I.  FINANCIAL INFORMATION


           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended            Nine
Months Ended
                                September 30,       September 30,
                              1994      1993      1994      1993
                                      (Thousands of Dollars)
OPERATING REVENUES:
 Local network services     $ 245,632 $ 219,766 $ 716,207 $ 709,308
 Network access services      161,271   160,859   491,605   466,332
 Long distance services       240,166   262,170   719,620   755,812
 Equipment sales and services          42,565    38,718   113,371
123,134
 Other                         37,021    26,471    70,080    83,764
                              726,655   707,984 2,110,883 2,138,350


OPERATING EXPENSES:
 Cost of sales and services   150,396   170,551   447,368   506,377
 Depreciation and amortization        144,632   141,363   432,578
433,805                     Marketing, selling, general and
   administrative             202,800   217,231   621,274   649,090
                              497,828   529,145 1,501,220 1,589,272


 Net operating income         228,827   178,839   609,663   549,078


OTHER (INCOME) DEDUCTIONS:
 Interest expense              28,375    32,123    75,363    98,002
 Other - net                   (1,407)           (1,075)     (4,016)
(4,476)


INCOME BEFORE INCOME TAXES    201,859   147,791     538,316
455,552

INCOME TAXES                   83,843    60,944   220,606   179,916

INCOME BEFORE EXTRAORDINARY
 CHARGE                       118,016      86,847     317,710
275,636

EXTRAORDINARY CHARGE - EARLY
 RETIREMENT OF DEBT (net of
 income taxes of $13,554)          --    20,214        --    20,214

NET INCOME                  $ 118,016 $  66,633 $ 317,710 $ 255,422

 Per share data is omitted since the Company's common stock is 100% owned by GTE
 Corporation (Parent Company).

 See Notes to Condensed Consolidated Financial Statements.

                                1
           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income was $118.0 million for the three months and $317.7 million for the nine months ended September 30, 1994 as compared to $66.6 million and $255.4 million for the same periods in 1993. Net income for 1993 includes a one-time charge for the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993 and the extraordinary charge related to the early retirement of debt during the third quarter of 1993. Excluding these special items, net income increased 36% or $31.2 million for the three months and 7% or $20.8 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are the result of higher operating income primarily due to cost control efforts and lower interest expense due to lower average long-term debt levels and interest rates.

Operating Revenues

Operating revenues increased 3% or $18.7 million for the three months and decreased 1% or $27.5 million for the nine months ended September 30, 1994 compared to the same periods in 1993.

Local network service revenues increased 12% or $25.9 million for the three months and 1% or $6.9 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to continued customer growth, as experienced through an increase in access lines, partially offset by a rate reduction related to the price cap index and the new regulatory framework (NRF) review. The three month increase is also due to a reserve established in the third quarter of 1993 for the price cap index under the NRF.

Network access service revenues remained relatively unchanged for the three months and increased 5% or $25.3 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The three month activity consisted of increased minutes of use which were offset by lower rates. The nine month increase is due to a large increase in minutes of use driven by natural disasters in the first half of 1994 partially offset by lower rates.

Long distance service revenues decreased 8% or $22.0 million for the three months and 5% or $36.2 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The decreases are primarily due to rate reductions related to the price cap index and NRF review.











                                2
           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Equipment sales and service revenues increased 10% or $3.8 million for the three months and decreased 8% or $9.8 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The three month increase is primarily the result of user fees from the CALNET project, a large government contract for the installation of a private network between state office buildings which is nearing completion. The nine month decrease is primarily the result of a reduction in revenues related to the Cerritos project, GTE's testing facility in California for various video services and the CALNET project. Revenue from the CALNET project is recognized on the percentage of completion method and revenue recognition has slowed as the project nears completion.

Other operating revenues increased 40% or $10.6 million for the three months and decreased 16% or $13.7 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increase for the three month period is primarily due to higher directory advertising revenue as a result of higher directory sales and lower provisions for uncollectible accounts. The decrease for the nine month period is primarily due to lower directory advertising revenue reflecting a change in the timing of publication dates partially offset by lower provisions for uncollectible accounts.

Operating Expenses

Operating expenses decreased 6% or $31.3 million for the three months and 6% or $88.1 million for the nine months ended
September 30, 1994 compared to the same periods in 1993. Excluding the $34.7 million one-time charge associated with the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993, operating expenses decreased 3% or $53.4 million for the nine months ended September 30, 1994 compared to the same period in 1993. The decreases are primarily the result of ongoing quality and cost control programs and the 1993 reduction in work force.

Restructuring

As previously reported, during the fourth quarter of 1993, the Company recorded a one-time, pretax restructuring charge of $445.2 million primarily for incremental costs related to implementation of its three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and reduce costs.











                                3
           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


In connection with the re-engineering plan, in the first nine months of 1994 expenditures of $37.9 million were incurred and charged to the restructuring reserve. These costs primarily reflect costs associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1994 and throughout 1995. There have been no significant changes made to the overall re-engineering plan as originally reported.

Other (Income) Deductions

Interest expense decreased 12% or $3.7 million for the three months and 23% or $22.6 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The decreases are due to lower average long-term debt levels and lower average interest rates. In November 1993, the Company called $785 million of bonds with rates ranging from 8.5% to 11% and refinanced these bonds in early 1994 with 5 5/8%, 6 3/4% and 8.07% Debentures.

Income taxes increased 38% or $22.9 million for the three months and 23% or $40.7 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to higher pretax income and the declining effects of amortization of deferred investment tax credits.


CAPITAL RESOURCES AND LIQUIDITY

Cash from operating activities for the first nine months of 1994 totaled $647.8 million compared to $747.2 million during the same period in 1993. The decrease primarily reflects timing differences in the payment of taxes and the collection of receivables.

The Company's capital expenditures during the first nine months of 1994 were $299.5 million compared to $340.0 million during the same period in 1993, reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's anticipated construction costs for 1994 are approximately $417 million.

Cash used in financing activities was $330.2 million for the first nine months of 1994 compared to $408.8 million for the same period in 1993. This included dividend payments of $279.3 million  for  the  first nine months of 1994 compared  to  $232.9 million for the same period in 1993. Financing activities for the first nine months of 1994 include the issuance of $850 million of long-term debt to redeem commercial paper issued during the fourth quarter of 1994 in connection with the refinancing of high-coupon debt. Proceeds from this debt were used primarily to reduce short-term borrowings.



                                4
           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

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


OTHER MATTERS

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators. In the event that recoverability of these costs becomes unlikely or uncertain, whether resulting from actual or anticipated increases in competition or specific regulatory, legislative or judicial actions, continued application of FAS 71 would no longer be appropriate. If the Company no longer qualifies for the provisions of FAS 71, the financial effects of the required accounting change (which would be non-cash) could be material.

In  September  1994,  the California Public Utilities  Commission
(CPUC)  issued  a final order in its Implementation  Rate  Design
(IRD) proceeding. The decision authorizes intraLATA toll competition (except 1+) in California, effective January 1, 1995. It also permits rate rebalancing that would allow rate reductions for intralata toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing this service. Although the rate rebalancing is intended to be revenue neutral, its ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses. On October 17, 1994, the Company filed its application for rehearing of the IRD decision. GTE believes that the CPUC has over-estimated the calling volume that will be stimulated by reduced toll rates. At present, however, it is not possible to accurately quantify the potential effect.












                                5
           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $    30,235 $     6,620
 Accounts and notes receivable, less allowances
   of $50,538 and $51,980, respectively      515,347     519,170
 Materials and supplies, at average cost      39,339      37,361
 Deferred income tax benefits                102,340      94,459
 Prepayments and other                        13,886      15,512
   Total current assets                      701,147     673,122





PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             8,333,583   8,215,120
 Accumulated depreciation                 (3,504,343)
(3,252,741)
   Net property, plant and equipment       4,829,240   4,962,379





PREPAID PENSION COST                         301,513     233,640





OTHER ASSETS                                 113,359     125,630





   TOTAL ASSETS                          $ 5,945,259 $ 5,994,771






  See Notes to Condensed Consolidated Financial Statements.




                                6
           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $   137,612  $
693,724
 Accounts payable                            207,858     232,720
 Accrued taxes                                70,459      86,299
 Accrued interest                             25,371       8,746
 Accrued payroll and vacations                85,498      81,777
 Accrued dividends                            91,188     111,046
 Accrued restructuring costs and other       290,247     330,950
   Total current liabilities                 908,233   1,545,262




LONG-TERM DEBT                             1,370,029     860,398




DEFERRED CREDITS AND RESERVES, primarily
 deferred income taxes, investment tax
 credits and restructuring costs           1,326,777   1,307,201




SHAREHOLDERS' EQUITY:
 Preferred stock                              81,866      81,866
 Common stock                              1,388,764   1,388,764
 Other capital                                 2,040       2,040
 Reinvested earnings                         867,550     809,240
   Total shareholders' equity              2,340,220   2,281,910




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 5,945,259  $
5,994,771




  See Notes to Condensed Consolidated Financial Statements.





                                7
           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Nine Months Ended
                                                September 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before extraordinary charge      $   317,710 $   275,636
 Adjustments to reconcile income before
   extraordinary charge to net cash from
   operating activities:
     Depreciation and amortization           432,578     433,805
     Deferred income taxes and investment
       tax credits                             9,498     (30,705)
     Provision for uncollectible accounts              59,104
64,324
     Changes in current assets and current
       liabilities                          (116,696)
4,239
     Other - net                             (54,430)
(82)                                              Net cash from
operating activities                         647,764     747,217


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (299,537)
(340,023)
 Other - net                                   5,603       9,758
     Net cash used in investing activities           (293,934)
(330,265)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt issued                       840,406     149,601
 Long-term debt retired                      (85,400)
(176,333)
 Dividends paid to shareholders             (279,258)
(232,870)
 Decrease in short-term debt                (805,963)
(149,177)
     Net cash used in financing activities           (330,215)
(408,779)

Increase in cash and cash equivalents         23,615       8,173

Cash and cash equivalents at beginning of period        6,620
12,768

Cash and cash equivalents at end of period        $    30,235 $
20,941







 See Notes to Condensed Consolidated Financial Statements.




                                8
           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2) Effective January 1, 1994, pursuant to its agreement with the California Public Utilities Commission (CPUC) and its normal annual price cap filing, the Company reduced its rates by approximately $100 million on an annual basis.

(3) On April 20, 1994 the CPUC issued a decision giving final approval to the merger of Contel of California, Inc. into the Company. The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the merger has been delayed. The Company and other interested parties have filed reports and comments pursuant to this proceeding. The Company expects that the Commission will make a determination in late 1994 as to whether the merger proceeding will be reopened.

(4) During the third quarter of 1993, the Company called $785 million of high-coupon first-mortgage bonds. As a result, a pretax extraordinary charge of $33.8 million was recorded to reflect the expenses of calling these bonds. The after-tax extraordinary charge amounted to $20.2 million.

(5)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.













                                9
           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits And Reports On Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (27)  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the third quarter of 1994.











































                               10
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                   GTE CALIFORNIA INCORPORATED
                                        (Registrant)






Date:  November 10, 1994             WILLIAM M. EDWARDS, III
                                     WILLIAM M. EDWARDS, III
                                          Controller
                                    (Chief Accounting Officer)