Form 10-K405
GTE CALIFORNIA INC
filed 1995-03-30
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended   December 31, 1994
                          ------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from             to
                               -----------   ------------

Commission File Number           1-6417
                      ----------------------------------------------------------

                          GTE CALIFORNIA INCORPORATED
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                        95-0510200
-------------------------------------              -----------------------------
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  One GTE Place, Thousand Oaks, California                    91362-3811
  ----------------------------------------         -----------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

Registrant's telephone number, including area code             805-372-6000
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                        WHICH REGISTERED
-------------------------------                     ----------------------------
FIRST MORTGAGE BONDS, SERIES X,                        PACIFIC STOCK EXCHANGE
DUE DECEMBER 1, 2001
----------------------------                        ----------------------------

          Securities registered pursuant to Section 12(g) of the Act:

4 1/2% SERIES     CUMULATIVE PREFERRED STOCK           $20    PAR VALUE
--------------------------------------------------------------------------------
4 1/2% SERIES     CUMULATIVE PREFERRED STOCK           $20    PAR VALUE
--------------------------------------------------------------------------------
5    % SERIES     CUMULATIVE PREFERRED STOCK           $20    PAR VALUE
--------------------------------------------------------------------------------
7.48 % SERIES     CUMULATIVE PREFERRED STOCK           $100   PAR VALUE
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                           YES   X    NO
                                                                ---      ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   X
                 ---

THE COMPANY HAD 69,438,190 SHARES OF $20 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1995. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING PREFERRED STOCK HELD BY NON-AFFILIATES AT FEBRUARY 28, 1995, AMOUNTED TO $3,363,744.

                       DOCUMENT INCORPORATED BY REFERENCE
PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 12, 1995 (INCORPORATED IN PART III).

                               TABLE OF CONTENTS


Item                                                                                                  Page
----                                                                                                  ----
PART I
------

           1.      Business                                                                               1

           2.      Properties                                                                             5

           3.      Legal Proceedings                                                                      5

           4.      Submission of Matters to a Vote of Security Holders                                    5

PART II
-------

           5.      Market for the Registrant's Common Equity and Related
                   Shareholder Matters                                                                    6

           6.      Selected Financial Data                                                                7

           7.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                    8

           8.      Financial Statements and Supplementary Data                                           14

           9.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                                   34

PART III
--------

           10.     Directors and Executive Officers of the Registrant                                    35

           11.     Executive Compensation                                                                37

           12.     Security Ownership of Certain Beneficial Owners
                   and Management                                                                        37

           13.     Certain Relationships and Related Transactions                                        37

PART IV
-------

           14.     Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                                                           38

                                     PART I

Item 1.  Business

GTE California Incorporated (the Company) was incorporated in California in 1929. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in Southern and Central California.

The Company has a wholly-owned subsidiary, GTEL. GTEL comprises the majority of the Company's nonregulated operations including marketing telecommunications equipment and other deregulated products and services.

The Company provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of California is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carriers. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily AT&T Corp. The number of access lines served has grown steadily from 3,339,531 on January 1, 1990 to 3,825,768 on December 31, 1994.

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                                       Years Ended December 31
                                                -------------------------------------
                                                   1994            1993          1992
                                                ----------       ---------  ---------
                                                        (Thousands of Dollars)
Local Network Services                          $  964,659     $  975,780    $  937,797
% of Total Revenues                                     33%            34%           32%

Network Access Services                         $  669,789     $  616,122    $  663,154
% of Total Revenues                                     23%            21%           23%

Long Distance Services                          $  960,571     $1,003,154    $1,022,330
% of Total Revenues                                     33%            35%           35%

Equipment Sales and Services                    $  158,061     $  163,546    $  180,281
% of Total Revenues                                      6%             6%            6%

Other                                           $  128,650     $  116,176    $  117,456
% of Total Revenues                                      4%             4%            4%

At December 31, 1994, the Company had 13,074 employees. The Company has written agreements with the Communications Workers of America (CWA) covering substantially all hourly employees. The current agreement between the Company and the CWA expires in March 1996 and the agreement between GTEL and the CWA expires in April 1997.

  Telephone Competition and Regulatory Developments

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the California Public Utilities Commission (CPUC) as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 12 of the Company's consolidated financial statements included in
Item 8.

During 1994, the Company began implementation of a three-year $445 million re-engineering plan that will redesign and streamline processes. In the initial year of the plan, $113 million was expended to implement this program. These expenditures were primarily associated with the consolidation of certain customer service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. The overall re-engineering plan remains on schedule and is expected to be completed by the end of 1996. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. In 1994, GTE announced plans to build a new video network over the next 10 years which will pass seven million homes in 66 key GTE markets. GTE has requested FCC approval to construct facilities in the initial three markets, including Ventura County, California, and expects to begin construction in 1995.

In Cerritos, California, GTE concluded testing of the capabilities of copper wire, coaxial cable and fiber optics for both video and telephony delivery. In July, 1994, GTE moved to a business-as-usual operation of the Cerritos video network, including the continued provision of near pay-per-view (Center Screen(sm)) and interactive (mainStreet(tm)) services. In order to continue to provide these services and video signal transport to the local cable operator, GTE challenged the constitutionality of the federal statute which barred the participation of telephone companies and their affiliates in the delivery of video programming directly to customers within their telephone service territories. As a result of that challenge, the United States District Court for the Eastern District of Virginia ruled in favor of GTE and declared the federal statute unconstitutional. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Los Angeles, California, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

During 1993, the CPUC approved a New Regulatory Framework (NRF) settlement agreement allowing GTE California to retain 100% of any earnings up to 15.5%, beginning in 1994. Under its prior agreement, GTE California was required to share 50% of any earnings over a 13% rate of return and refund 100% of any earnings over 16.5%. In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without pre-subscription) in California, effective January 1, 1995. It also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing such service. Although the rate rebalancing is intended to be revenue neutral, its ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses of market share.
GTE believes that the CPUC has over-estimated the calling volume that will be stimulated by reduced toll rates and has requested reconsideration of this aspect of the decision.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the Company may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. The Company may, within certain ranges, price individual services above or below the overall cap.

Under its price cap regulatory plan, the FCC also adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering prospective prices.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint and GTE Spacenet (both since divested), prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts the Company's direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

Item 2.  Properties

The Company's property consists of network facilities (80%), company facilities (13%), customer premises equipment (1%) and other (6%). From January 1, 1990 to December 31, 1994, the Company made gross property additions of $2.6 billion and property retirements of $1.8 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


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


TRANSFER AGENT AND REGISTRAR
The Transfer Agent and Registrar for GTE California's Common Stock and Preferred Stock is the First National Bank of Boston.

GTE Corporation
C/O Bank of Boston
P.O. Box 9191
Boston, MA 02205-9191


10-K REPORT
A copy of the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission may be obtained by writing to:

GTE Telephone Operations
External Reporting
P.O. Box 407, MC:  INAAACG
Westfield, IN  46074
(317)896-6464


PARENT COMPANY ANNUAL REPORT
A copy of the 1994 annual report of our parent company may be obtained by writing to:

GTE Corporation
Corporate Secretary's Office
One Stamford Forum
Stamford, CT  06904

Item 6.  Selected Financial Data

                   GTE California Incorporated and Subsidiary

                                                      For the years ended December 31,
                                        --------------------------------------------------------------------
                                           1994        1993(b)         1992          1991           1990
                                        --------------------------------------------------------------------
                                                             (Thousands of Dollars)

SELECTED INCOME STATEMENT ITEMS (A)

Operating revenues                      $2,881,730     $2,874,778     $2,921,018    $2,964,043    $2,972,346
Operating expenses                       2,055,483      2,591,630      2,145,024     2,150,188     2,163,756
                                        ----------     ----------     ----------    ----------    ----------

Net operating income                       826,247        283,148        775,994       813,855       808,590
Interest expense                           102,938        121,117        131,527       140,977       139,674
Other - net                                 (4,696)        (2,123)        (7,992)      (12,304)      (23,027)
Income tax provision                       293,465         70,535        237,089       242,724       248,078
                                        ----------     ----------     ----------    ----------    ----------
Income before
  extraordinary charge                     434,540         93,619        415,370       442,458       443,865
Extraordinary charge                            --         20,214             --            --            --
                                        ----------     ----------    -----------    ----------    ----------
Net income                              $  434,540     $   73,405     $  415,370    $  442,458    $  443,865
                                        ====================================================================



Dividends declared on common stock      $  387,843     $  355,000     $  372,267    $  516,620    $  324,276
Dividends declared on preferred
  stock                                      4,784          4,790          4,755         5,210         5,760

------------------------------------------------------------------------------------------------------------



                                                                    As of December 31,
                                        ----------------------------------------------------------------------------
SELECTED BALANCE SHEET ITEMS               1994           1993             1992                1991          1990
                                        ----------------------------------------------------------------------------
                                                              (Thousands of Dollars)
Investment in property, plant
  and equipment - net                   $4,837,287     $4,962,379         $5,039,231      $5,031,712    $5,024,244
Total assets                             6,067,644      5,968,993          5,928,115       5,916,179     5,839,605
Long-term debt                           1,280,157        860,398          1,567,017       1,389,404     1,484,825
Common stock, reinvested
  earnings and other capital             2,241,957      2,200,044          2,486,429       2,448,081     2,527,466
--------------------------------------------------------------------------------------------------------------------

                                                                         As of December 31,
                                        -----------------------------------------------------------------------------
SELECTED STATISTICS                        1994           1993              1992                1991          1990
---------------------                   ----------     ----------        ----------          ----------    ----------


Access lines                             3,825,768      3,714,570         3,664,645           3,586,785     3,522,795
Access line gain                           111,198         49,925            77,860              63,990       183,264
Net investment in property, plant
  and equipment per access line         $    1,264     $    1,336        $    1,375          $    1,403    $    1,426
Number of employees                         13,074         14,379            16,255              17,110        18,717
Access lines per employee                      293            258               225                 210           188
Capital expenditures (thousands)        $  467,878     $  503,950        $  536,035          $  601,236    $  542,481
---------------------------------------------------------------------------------------------------------------------

__________

(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.
(b) Net operating income in 1993 included a $445.2 million pretax charge for restructuring costs which reduced net income by $274.2 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


BUSINESS OPERATIONS

GTE California Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local exchange, network access and long distance telecommunications services throughout Southern and Central California. The Company serves over 3.8 million access lines in its operating territories with a substantial number of those lines in Southern California. The Company also markets telecommunications equipment and other deregulated products and services through GTEL, a wholly-owned subsidiary.

RESULTS OF OPERATIONS

Net income in 1994 was $435 million as compared to $73 million in 1993. The results for 1993 include one-time after-tax charges totaling $315 million to restructure operations and complete enhanced early retirement and voluntary separation programs and for the early retirement of high-coupon debt.

Excluding these special items, net income increased 12% or $47 million in 1994 and 7% or $27 million in 1993. The 1994 increase is primarily the result of ongoing quality and cost control programs and a decrease in interest expense. The 1993 decrease reflected lower operating revenues due to voluntary rate reductions and the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993.

   OPERATING REVENUES

Operating revenues were $2.88 billion and $2.87 billion in 1994 and 1993, respectively. This reflects an increase of less than 1% or $7 million in 1994 and a decrease of 2% or $46 million in 1993.

Local network service revenues are comprised mainly of fees charged to customers for providing local exchange service. These revenues for 1994 and 1993 were $965 million and $976 million, respectively. This reflects a decrease of 1% or $11 million in 1994 compared to an increase of 4% or $38 million in 1993. The 1994 decrease is primarily due to a rate reduction related to the price cap index and the new regulatory framework (NRF) review partially offset by continued customer growth, as experienced through an increase in access lines of 3%. The 1993 increase was primarily due to a rate increase related to the Company's 1993 price cap index under the NRF, continued customer growth, as experienced through a 3% increase in access lines, and increased revenue from CentraNet(R) and other enhanced features.

Network access service revenues are fees charged to interexchange carriers that use the local telecommunication network to provide long distance services to their customers. In addition, end users pay access fees to connect to the local network to obtain long distance service. These revenues for 1994 and 1993 were $670 million and $616 million, respectively. This reflects an increase of 9% or $54 million in 1994 compared to a decrease of 7% or $47 million in 1993. The 1994 increase is due to an 8% increase in minutes of use, driven in part by natural disasters in the first half of 1994, partially offset by lower rates while the 1993 decrease was primarily the result of lower interstate rates.
                                    -8-

The Company's revenues for long distance services are provided under settlement arrangements with various telephone companies. These revenues were $961 million and $1.0 billion in 1994 and 1993, respectively. This reflects decreases of 4% or $43 million in 1994 and 2% or $19 million in 1993. The 1994 decrease is primarily due to rate reductions related to the price cap index and NRF review. The 1993 decrease was primarily due to a change in calling patterns.

Equipment sales and service revenues for 1994 and 1993 were $158 million and $164 million, respectively. This reflects decreases of 3% or $6 million in 1994 and 9% or $17 million in 1993. The 1994 decrease is primarily the result of a reduction in revenues related to the Cerritos project, GTE's testing facility in California for various video services, and a decline in revenues from sales and rental of single line and key telephone systems, partially offset by an increase in revenue from voice messaging services. The 1993 decrease was primarily the result of a decline in revenues related to the CALNET project, a large government contract for various video services, and a decline in revenues from sales and rental of single line and key telephone systems, partially offset by an increase in revenue from voice messaging services. Revenue from the CALNET project is recognized on the percentage of completion method.

Other operating revenues for 1994 and 1993 were $129 million and $116 million, respectively. This represents an increase of 11% or $13 million in 1994 compared to a decrease of 1% or $1 million in 1993. The 1994 increase is primarily due to the lower provisions for uncollectible accounts.


   OPERATING EXPENSES

Cost of sales and services for 1994 and 1993 was $634 million and $667 million, respectively. This represents decreases of 5% or $33 million in 1994 and 2% or $12 million in 1993. These decreases are primarily the result of ongoing quality and cost control programs resulting in a reduction in workforce. The 1994 decrease also reflects lower switched access expenses and installation and maintenance costs. The 1993 decrease was partially offset by costs associated with the adoption of SFAS No. 106 effective January 1, 1993. As a result of the adoption of the new standard, cost of sales and services increased
$51 million.

Depreciation and amortization was $580 million and $583 million in 1994 and 1993, respectively. This reflects a decrease of 1% or $3 million in 1994 compared to an increase of 3% or $20 million in 1993. The 1994 decrease is primarily due to lower average depreciation rates partially offset by higher average plant balances. The 1993 increase was primarily due to higher average plant balances and depreciation rates.

Marketing, selling, general and administrative expenses were $842 million and $897 million in 1994 and 1993, respectively. The 1993 expenses include a one-time charge of $35 million associated with the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1993. Excluding this charge, marketing, selling, general and administrative expenses decreased 2% or $20 million and 4% or $40 million in 1994 and 1993, respectively. These decreases are primarily the result of ongoing quality and cost control programs resulting in a reduction in workforce. The 1993 decrease was also due to lower advertising costs, partially offset by costs of $27 million associated with the adoption of SFAS No. 106.

   OTHER (INCOME) DEDUCTIONS

Interest expense was $103 million and $121 million in 1994 and 1993, respectively. This represents a decrease of 15% or $18 million in 1994 and 8% or $10 million in 1993. These decreases are due to lower average long-term debt levels and lower average interest rates.

Income tax expense was $293 million and $71 million in 1994 and 1993, respectively. This reflects an increase of $222 million in 1994 compared to a decrease of $167 million in 1993. The changes are primarily due to corresponding changes in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds was cash from operations of $862 million in 1994 compared to $992 million in 1993. The decrease is primarily the result of an increase in receivables, partially offset by an increase in accounts payable and improved results from operations.

Capital expenditures represent the largest use of funds during 1994, reflecting the Company's continued growth in access lines and modernization of current facilities and provisioning of new products and services. The Company's capital expenditures during 1994 were $468 million compared to $504 million during 1993. The Company's construction costs for 1995 are expected to approximate those of 1994. During 1994, the Company received approximately $14 million of proceeds from the sale of 5,400 access lines in California to Citizens Utilities Company.

Cash used in financing activities was $377 million in 1994 compared to $506 million in 1993. The Company retired $36 million in long-term debt in 1994 compared to $176 million in 1993. In November 1993, the Company called $785 million of high-coupon first mortgage bonds with proceeds from commercial paper borrowings. These bonds had coupons ranging from 8.5% to 11%. The cost of calling these bonds was reflected as an extraordinary after-tax charge of $20.2 million in the Consolidated Statements of Income. In February, 1994, the Company issued $300 million of 5 5/8% Debentures, due 2001 to refinance a portion of the bonds being called. In March and April, 1994, respectively, the Company issued $250 million of 6 3/4% Debentures due 2004 and $250 million of 8.07% Debentures due 2024 to refinance commercial paper. Dividends of $370 million were paid to the shareholders in 1994 compared to $297 million in 1993.

REGULATORY AND COMPETITIVE TRENDS

  REGULATORY DEVELOPMENTS

Fundamental changes continue to significantly impact the telecommunications industry. During 1994, telecommunications legislation that would have changed the way the industry does business passed the House of Representatives, but was subsequently withdrawn from consideration. Telecommunications legislation has been introduced again in 1995. Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has also continued.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

Further information regarding the Company's activities with the various regulatory agencies is discussed in Note 12 of the Company's consolidated financial statements included in Item 8.

  COMPETITION

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. Today, the Company is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local exchange network and competing cellular telephone companies. Competition from IXCs, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

The Company supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

  INITIATIVES

The increasingly competitive environment provides the Company with both challenges and opportunities. In order to respond aggressively to these competitive developments and benefit from the new opportunities, the Company has embarked on a series of initiatives.

One such initiative involves the implementation of the Company's $445 million re-engineering plan. During 1994, the initial year of the three-year plan, $113 million was expended as significant progress was made in implementing this program. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest Company to do business with in the industry.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. In 1994, GTE announced plans to build a new video network over the next 10 years which will pass seven million homes in 66 key GTE markets. GTE has requested FCC approval to construct facilities in the initial three markets, including Ventura County, California, and expects to begin construction in 1995.

In Cerritos, California, GTE concluded testing of the capabilities of copper wire, coaxial cable and fiber optics for both video and telephony delivery. In July, 1994, GTE moved to a business-as-usual operation of the Cerritos video network, including the continued provision of near pay-per-view (Center Screen(sm)) and interactive (MainStreet(tm)) services. In order to continue to provide these services and video signal transport to the local cable operator, GTE challenged the constitutionality of the federal statute which barred the participation of telephone companies and their affiliates in the delivery of video programming directly to customers within their telephone service territories. As a result of that challenge, the United States District Court for the Eastern District of Virginia ruled in favor of GTE and declared the federal statute unconstitutional. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Los Angeles, California, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, the Company reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of LECs, including the Company, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, the Company continues to believe that accounting under SFAS No. 71 is appropriate. If the Company were to determine that the use of SFAS No. 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for the Company to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data


                       CONSOLIDATED STATEMENTS OF INCOME
                   GTE California Incorporated and Subsidiary

Years ended December 31                                          1994               1993               1992
-----------------------                                       ----------         ----------         ----------
                                                                             (Thousands of Dollars)
OPERATING REVENUES (a):
   Local network services                                     $  964,659         $  975,780         $  937,797
   Network access services                                       669,789            616,122            663,154
   Long distance services                                        960,571          1,003,154          1,022,330
   Equipment sales and services                                  158,061            163,546            180,281
   Other                                                         128,650            116,176            117,456
                                                              ----------         ----------         ----------
                                                               2,881,730          2,874,778          2,921,018
                                                              ----------         ----------         ----------
OPERATING EXPENSES (b):
   Cost of sales and services                                    634,144            666,772            679,095
   Depreciation and amortization                                 579,867            583,066            563,540
   Marketing, selling, general and
     administrative                                              841,472            896,617            902,389
   Restructuring costs                                                --            445,175                 --
                                                              ----------         ----------         ----------
                                                               2,055,483          2,591,630          2,145,024
                                                              ----------         ----------         ----------
NET OPERATING INCOME                                             826,247            283,148            775,994
                                                              ----------         ----------         ----------
OTHER (INCOME) DEDUCTIONS:
   Interest expense                                              102,938            121,117            131,527
   Other - net                                                    (4,696)            (2,123)            (7,992)
                                                              ----------         ----------         ----------
INCOME BEFORE INCOME TAXES                                       728,005            164,154            652,459
                                                              ----------         ----------         ----------
INCOME TAX PROVISION                                             293,465             70,535            237,089
                                                              ----------         ----------         ----------
INCOME BEFORE EXTRAORDINARY CHARGE                               434,540             93,619            415,370
EXTRAORDINARY CHARGE - EARLY RETIREMENT OF
  DEBT (NET OF INCOME TAXES OF $13,554)                               --             20,214                 --
                                                              ----------         ----------         ----------
NET INCOME                                                    $  434,540         $   73,405         $  415,370
                                                              ==========         ==========         ==========

(a) Includes billings to affiliates of $124,704, $136,800 and $135,043 for the years 1994 - 1992, respectively.
(b) Includes billings from affiliates of $190,692, $174,743 and $178,125 for the years 1994 - 1992, respectively.


                 CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS

Years ended December 31                                          1994               1993               1992
-----------------------                                       ----------         ----------         ----------
                                                                       (Thousands of Dollars)
BALANCE AT BEGINNING OF YEAR                                  $  809,240         $1,095,625         $1,057,277
ADD -
  Net income                                                     434,540             73,405            415,370
DEDUCT -
  Cash dividends declared on common stock                        387,843            355,000            372,267
  Cash dividends declared on
    preferred stock                                                4,784              4,790              4,755
                                                              ----------         ----------         ----------
BALANCE AT END OF YEAR                                        $  851,153         $  809,240         $1,095,625
                                                              ==========         ==========         ==========

See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                   GTE California Incorporated and Subsidiary

December 31                                                                 1994                  1993
-----------                                                             -----------           ---------
                                                                           (Thousands of Dollars)
ASSETS

CURRENT ASSETS:
   Cash                                                                 $    43,118           $     6,620
   Accounts receivable
     Customers (including unbilled revenues)                                537,688               458,496
     Affiliated companies                                                    10,347                 8,047
     Other                                                                   60,448                76,205
     Allowance for uncollectible accounts                                   (38,537)              (51,980)
   Note receivable from affiliate                                            21,734                28,402
   Materials and supplies                                                    40,303                37,361
   Deferred income tax benefits                                              78,924                94,459
   Prepayments and other                                                     16,047                19,562
                                                                        -----------           -----------
                                                                            770,072               677,172
                                                                        -----------           -----------
PROPERTY, PLANT AND EQUIPMENT:
   Original cost                                                          8,420,252             8,215,120
   Accumulated depreciation                                              (3,582,965)           (3,252,741)
                                                                        -----------           -----------
                                                                          4,837,287             4,962,379
                                                                        -----------           -----------
PREPAID PENSION COSTS                                                       323,979               233,640
OTHER ASSETS                                                                136,306                95,802
                                                                        -----------           -----------
TOTAL ASSETS                                                            $ 6,067,644           $ 5,968,993
                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                                      $   146,853           $   608,157
   Current maturities of long-term debt                                     125,346                85,567
   Accounts payable                                                         179,227               125,061
   Affiliate payables and accruals                                           98,984               107,659
   Advanced billings and customer deposits                                   52,072                51,275
   Accrued taxes                                                             90,676                86,299
   Accrued interest                                                          24,478                 8,746
   Accrued payroll and vacations                                             80,151                81,777
   Accrued dividends                                                        133,402               111,046
   Accrued restructuring costs and other                                    198,608               279,675
                                                                        -----------           -----------
                                                                          1,129,797             1,545,262
                                                                        -----------           -----------
LONG-TERM DEBT                                                            1,280,157               860,398
DEFERRED CREDITS:
   Deferred income taxes                                                    739,984               696,047
   Restructuring costs and other                                            593,883               585,376
                                                                        -----------           -----------
                                                                          1,333,867             1,281,423
                                                                        -----------           -----------
SHAREHOLDERS' EQUITY:
   Preferred stock                                                           81,866                81,866
   Common stock (69,438,190 shares outstanding)                           1,388,764             1,388,764
   Other capital                                                              2,040                 2,040
   Reinvested earnings                                                      851,153               809,240
                                                                        -----------           -----------
                                                                          2,323,823             2,281,910
                                                                        -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 6,067,644           $ 5,968,993
                                                                        ===========           ===========

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   GTE California Incorporated and Subsidiary


Years ended December 31                                          1994               1993               1992
-----------------------                                       ----------         ----------         ----------
                                                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before extraordinary charge                         $  434,540         $   93,619         $  415,370
   Adjustments to reconcile income
   before extraordinary charge to net
   cash from operating activities:
     Depreciation and amortization                               579,867            583,066            563,540
     Restructuring costs                                              --            445,175                 --
     Deferred income taxes and investment
       tax credits                                                 6,559           (206,475)            (9,425)
     Provision for uncollectible accounts                         69,168             85,365             83,779
     Change in current assets and current
       liabilities                                              (184,641)           (64,124)            12,131
     Other - net                                                 (43,573)            55,205            (29,361)
                                                              ----------         ----------         ----------
     Net cash from operating activities                          861,920            991,831          1,036,034
                                                              ----------         ----------         ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (467,878)          (503,950)          (536,035)
   Proceeds from sale of assets                                   14,023                 --                 --
   Other - net                                                     5,140             11,581             (2,822)
                                                              ----------         ----------         ----------
     Net cash used in investing activities                      (448,715)          (492,369)          (538,857)
                                                              ----------         ----------         ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt issued                                          790,406           149,601             50,000
   Early retirement of debt and related
     call premium                                                      --          (823,300)                --
   Long-term debt retired                                         (35,538)         (176,489)           (22,205)
   Dividends paid to shareholders                                (370,271)         (296,888)          (453,149)
   Increase (decrease) in short-term debt                        (761,304)          641,466            (72,709)
                                                              -----------        ----------         ----------
     Net cash used in financing activities                       (376,707)         (505,610)          (498,063)
                                                              -----------        ----------         ----------


INCREASE (DECREASE) IN CASH                                        36,498            (6,148)              (886)


CASH:
   Beginning of year                                                6,620            12,768             13,654
                                                              -----------        ----------         ----------
   End of year                                                $    43,118        $    6,620         $   12,768
                                                              ===========        ==========         ==========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   GTE California Incorporated and Subsidiary


                 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of GTE California Incorporated (the Company) and its wholly-owned subsidiary, GTEL. All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies supply construction and maintenance equipment and supplies to the Company. These purchases amounted to $81.9 million, $152.7 million and $126.0 million for the years 1994-1992, respectively. Such purchases are recorded in the accounts of the Company at cost which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $190.7 million, $174.7 million and $178.1 million for the years 1994-1992, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $124.7 million, $136.8 million and $135.0 million for the years 1994-1992, respectively.

TELEPHONE PLANT

Maintenance and repairs are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales of property where profit or loss is recognized.

The Company provides for depreciation on telephone plant on a straight-line basis over asset lives approved by regulators. Depreciation is based upon rates prescribed by the California Public Utilities Commission (CPUC) and adopted by the Federal Communications Commission (FCC). The provisions for depreciation and amortization were equivalent to composite annual rates of 7.1%, 7.4% and 7.4% for the years 1994-1992, respectively.

REGULATORY ACCOUNTING

The Company follows the accounting prescribed by the Uniform System of Accounts of the FCC and the CPUC and Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of

Regulation." This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company annually reviews the continued applicability of SFAS No. 71 based upon the current regulatory and competitive environment.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local exchange networks or facilities. For other products and services, revenue is recognized when services are rendered or products are delivered to customers. Long-term contracts are generally accounted for using the percentage-of-completion method with revenues recognized in the proportion that costs incurred bear to the estimated total costs to completion. Expected losses, if any, are charged to income currently.

MATERIALS AND SUPPLIES

Materials and supplies are stated at the lower of cost (average cost) or market value.

EMPLOYEE BENEFIT PLANS

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires that the expected costs of postretirement benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of SFAS No. 106, the cost of these benefits was charged to expense as paid.

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS No. 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

As further explained in Note 8, during the fourth quarter of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," retroactive to
January 1,1992.  SFAS No. 109 changed the method by which companies account
for income taxes.    Among other things, the Statement requires that deferred
tax balances be adjusted to reflect new tax rates when they are enacted into law. The impact of this change in accounting on the Company's results of operations was immaterial.

Investment tax credits were repealed by the Tax Reform Act of 1986 (the Act). Those credits claimed prior to the Act were deferred and are being amortized over the lives of the properties giving rise to the credits.

FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1994, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model was lower than the carrying value by approximately $109 million. The estimated fair value of long-term debt as of December 31, 1993, exceeded the carrying value by approximately $9 million.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

PRIOR YEARS' FINANCIAL STATEMENTS

Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1994 presentation.


                            2.  RESTRUCTURING COSTS

Results for 1993 included a one-time pretax restructuring charge of $445.2 million, which reduced net income by $274.2 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan included $171.6 million to upgrade or replace existing customer service and administrative systems and enhance network software, $193.4 million for employee separation benefits associated with workforce reductions and $52.5 million primarily for the consolidation of facilities and operations and other related costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. During 1994, expenditures of $113.4 million were made in connection with the implementation of the re-engineering plan. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate in 1995.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pretax charge of $34.7 million which reduced net income by $21.2 million.

                           3.  PROPERTY REPOSITIONING

On December 31, 1994 the Company sold 5,400 access lines in the state of California to Citizens Utilities Company for $14 million in cash. This represents less than 1% of the Company's access lines. The transaction was accounted for as a sale.

                              4.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1994 and 1993 is as follows:

                                                             Shares
                                                           ---------
AUTHORIZED
  $ 20 par value                                           2,499,174
  $100 par value                                             500,000
                                                           ---------
                                                           2,999,174
                                                           =========

                                                             Shares             Amount*
                                                           ---------           --------
OUTSTANDING
  $ 20 par value--
    4 1/2% Series (issued in 1945)                           280,312         $   5,606
    4 1/2% Series (issued in 1956)                           718,862            14,378
    5    % Series                                          1,500,000            30,000
  $100 par value--
    7.48 % Series                                            318,821            31,882
                                                           ---------         ---------
    Total                                                  2,817,995         $  81,866
                                                           =========         =========

* Thousands of Dollars

There were no retirements, redemptions or other activity for the years
1994-1992.

At the Company's option, these series of preferred stock are redeemable at premiums, in whole or in part, on thirty days notice.

The 4 1/2% Series (1945 issue) is entitled to one vote per share, with the right to vote cumulatively in the election of directors. Otherwise, the preferred shareholders have no voting rights.

No shares of preferred stock were reserved for officers and employees, or for options, warrants, conversions or other rights. The Company is not in arrears in its dividend payments at December 31, 1994.

                                5.  COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $20 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1994, $4.8 million was restricted as to the payment of cash dividends on common stock under the terms of the Articles of Incorporation.

                               6.  LONG-TERM DEBT

Long-term debt outstanding, exclusive of current maturities, is as follows:

December 31                                                            1994                   1993
-----------                                                         -----------            -------      -
                                                                          (Thousands of Dollars)
FIRST MORTGAGE BONDS:
    4 1/2 % Series Q,  due 1995                                     $        --            $   35,000
    5     % Series R,  due 1995                                              --                40,000
    6     % Series S,  due 1996                                          45,000                45,000
    6 3/4 % Series T,  due 1997                                          55,000                55,000
    7 1/8 % Series U,  due 1998                                          60,000                60,000
    7 5/8 % Series X,  due 2001                                          50,000                50,000
    7 3/4 % Series RR, due 1998                                          75,000                75,000
    6 1/4 % Series TT, due 1998                                         150,000               150,000
                                                                    -----------            ----------
                                                                        435,000               510,000

DEBENTURES:
    5 5/8 % Series A, due 2001                                          300,000                    --
    6 3/4 % Series B, due 2004                                          250,000                    --
    8.07  % Series C, due 2024                                          250,000                    --

OTHER:
    6 1/4% GTE Finance Corporation
      promissory note, due 1995                                              --                50,000

    4 3/8% GTE Finance Corporation
      promissory note, due 1997                                          50,000                    --

    Short-term debt refinanced in 1994                                       --               300,000

CAPITALIZED LEASES                                                        1,140                 1,457
                                                                    -----------            ----------

   Total principal amount                                             1,286,140               861,457

DISCOUNT                                                                 (5,983)               (1,059)
                                                                    -----------            ----------

   Total long-term debt                                             $ 1,280,157            $  860,398
                                                                    ===========            ==========


In November 1993, the Company called $785 million of high-coupon first mortgage bonds with proceeds from commercial paper borrowings. These bonds had coupons ranging from 8.5% to 11%. The cost of calling these bonds is reflected as an extraordinary after-tax charge of $20.2 million in the Consolidated Statements of Income. In February 1994, the Company issued $300 million of 5 5/8% Debentures, due 2001 to refinance a portion of the bonds being called. The Company issued in March and April of 1994, $250 million of 6 3/4% Debentures due 2004 and $250 million of 8.07% Debentures due 2024 also to refinance the bonds called.

The aggregate principal amounts of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures. None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company.

Debt discount on the Company's outstanding long-term debt is amortized over the lives of the respective issues.

Maturities, installments and sinking fund requirements (excluding amounts to be satisfied by securities held by the Company) for the five-year period from January 1, 1995 are summarized below (in thousands of dollars):

                          1995                                          $  125,346
                          1996                                              45,276
                          1997                                             105,289
                          1998                                             285,304
                          1999                                                  67

Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.


                              7.  SHORT-TERM DEBT

The Company finances part of its construction program through the use of interim short-term loans, which are generally refinanced at a later date, or equity. Information relating to short-term borrowings is as follows:

                                                                 1994           1993             1992
                                                              ---------      ---------        -------
                                                                         (Thousands of Dollars)
DURING THE YEAR -
  Commercial paper
    Maximum month-end balance                                  $ 990,200        $843,500      $296,434
    Average monthly balance                                    $ 273,629        $189,432      $204,937
    Weighted average interest rate                                 3.89%           3.39%         3.83%


AT DECEMBER 31 -
  Balance outstanding -
    Notes payable to GTE                                       $  53,274        $ 31,857       $ 30,481
    Average interest rate                                          3.27%           3.11%          3.99%
    Commercial paper                                           $  93,579        $576,300       $ 86,210
    Average interest rate                                          3.55%          3.37%           3.53%


Unused lines of credit available to the Company to support outstanding commercial paper and other short-term financing needs are $2.0 million. In addition, a $2.8 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. These arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

                                8.  INCOME TAXES

The provision for income taxes is as follows:

                                            1994                    1993                 1992
                                        ------------            ------------         ------------
                                                           (Thousands of Dollars)
CURRENT
  Federal                               $    217,520            $    206,661         $    175,492
  State                                       69,386                  70,349               71,022
                                        ------------            ------------         ------------
    Total                                    286,906                 277,010              246,514
                                        ------------            ------------         ------------
DEFERRED
  Federal                                     18,080                (138,179)              25,984
  State                                        7,770                 (44,113)              (2,556)
                                        ------------            ------------         ------------
    Total                                     25,850                (182,292)              23,428
                                        ------------            ------------         ------------
AMORTIZATION OF DEFERRED
  INVESTMENT TAX CREDITS                     (19,291)                (24,183)             (32,853)
                                        ------------            ------------         ------------

    Total                               $    293,465            $     70,535         $    237,089
                                        ============            ============         ============

The components of deferred income tax provision (benefit) are as follows:

                                            1994                    1993                 1992
                                        ------------            ------------         ------------
                                                    (Thousands of Dollars)
Depreciation and
  amortization                          $    (17,103)           $    (21,307)        $     21,875
Employee benefit
  obligations                                  5,229                  (7,725)             (14,590)
Prepaid pension costs                         27,366                   9,843                1,307
Restructuring costs                           24,117                (160,312)                  --
Other - net                                  (13,759)                 (2,791)              14,836
                                        ------------            ------------         ------------
    Total                               $     25,850            $   (182,292)        $     23,428
                                        ============            ============         ============


A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the Consolidated Statements of Income is as follows:

                                            1994                    1993                 1992
                                        ------------            ------------         ------------
                                                           (Thousands of Dollars)
AMOUNTS COMPUTED AT
  STATUTORY RATES                       $    254,802            $     57,454         $    221,836
  State income tax, net
    of federal income tax
    benefits                                  50,151                  17,053               45,187
  Amortization of deferred
    investment tax credits                   (19,291)                (24,183)             (32,853)
  Depreciation of telephone
    plant construction costs
    previously deducted for
    tax purposes - net                        20,841                  21,772               20,226
  Rate differentials applied
    to reversing temporary
    differences                              (11,461)                 (4,896)              (5,951)
  Other differences - net                     (1,577)                  3,335              (11,356)
                                        ------------            ------------         ------------
TOTAL PROVISION                         $    293,465            $     70,535         $    237,089
                                        ============            ============         ============

As a result of implementing SFAS No. 109, the Company recorded additional deferred income tax liabilities primarily related to temporary differences which had not previously been recognized in accordance with established rate-making practices. Since the manner in which income taxes are treated for rate-making has not changed, pursuant to SFAS No. 71 a corresponding regulatory asset was also established. In addition, deferred income taxes were adjusted and a regulatory liability established to give effect to the current statutory Federal income tax rate and for unamortized investment tax credits. The net unamortized regulatory asset balance at December 31, 1994 of $57.1 million and the net unamortized regulatory asset balance at December 31, 1993 of $2.8 million are reflected as other assets in the accompanying Consolidated Balance Sheets. These amounts are being amortized over the lives of the related depreciable assets concurrent with recovery in rates and in conformance with the provisions of the Internal Revenue Code. The assets and liabilities established in accordance with SFAS No. 71 have been increased for the tax effect of future revenue requirements.

The tax effects of all temporary differences that give rise to the deferred tax liability and deferred tax asset at December 31 are as follows:

                                                                                1994            1993
                                                                             ---------        -------
                                                                             (Thousands of Dollars)
Depreciation and amortization                                                $ 719,319        $ 682,818
Employee benefit obligations                                                   (27,201)         (32,430)
Prepaid pension costs                                                           19,666           (7,700)
Restructuring costs                                                           (136,195)        (160,312)
Investment tax credits                                                          69,801           89,092
Other - net                                                                     15,670           30,120
                                                                             ---------        ---------

  Total                                                                      $ 661,060        $ 601,588
                                                                             =========        =========



                           9.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company has trusteed, noncontributory, defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1994-1992 were as follows (in thousands of dollars):

                                                                 1994          1993             1992
                                                              ----------    ----------       ----------
Benefits earned during the year                               $  38,734     $  45,466        $  46,521
Interest cost on projected benefit
   obligations                                                   90,606       105,260          106,468
Return on plan assets:
   Actual                                                         4,474      (373,149)        (130,118)
   Deferred                                                    (185,640)      191,512          (41,895)
Other - net                                                     (39,322)      (43,290)         (37,149)
                                                              ---------     ---------        ---------
   Net pension credit                                           (91,148)      (74,201)         (56,173)
Adjustment to reflect differing
   regulatory treatment                                          46,300        56,044           52,059
                                                              ---------     ---------        ---------
   Net pension credit
     recognized                                               $ (44,848)    $ (18,157)       $  (4,114)
                                                              =========     =========        =========

The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for 1993 and 1992.

The regulatory adjustment reflects the use of the aggregate cost method as required by the CPUC and results in $310.0 million and $263.7 million at December 31, 1994 and 1993, respectively, being reflected in other deferred credits in the accompanying Consolidated Balance Sheets.

The funded status of the plans and the prepaid pension costs at December 31, 1994 and 1993 were as follows (in thousands of dollars):

                                                                              1994           1993
                                                                          -----------     -----------
Plan assets at fair value                                                 $ 2,243,960      $ 2,348,810
Projected benefit obligations                                               1,138,706        1,233,202
                                                                          -----------      -----------
Excess of assets over projected
   benefit obligations                                                      1,105,254        1,115,608
Unrecognized net transition asset                                            (173,088)        (194,456)
Unrecognized net gain                                                        (608,187)        (687,512)
                                                                          -----------      -----------
   Prepaid pension costs                                                  $   323,979      $   233,640
                                                                          ===========      ===========




The projected benefit obligations at December 31, 1994 and 1993 include accumulated benefit obligations of $888.3 million and $979.7 million and vested benefit obligations of $794.1 million and $887.5 million, respectively.

Assumptions used to develop the projected benefit obligations at December 31, 1994 and 1993 were as follows:

                                                                 1994         1993
                                                             -----------  -----------
Discount rate                                                     8.25%      7.50%
Rate of compensation increase                                     5.50%      5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1994 and 1993 included the following components (in thousands of dollars):

                                                                 1994        1993
                                                              ----------  ---------
Benefits earned during the year                               $   7,147   $  12,991
Interest cost on accumulated postretirement
  benefit obligations                                            49,821      52,325
Actual return on plan assets                                      3,202      (2,343)
Amortization of transition obligation                            27,096      32,735
Other - net                                                     (11,556)         --
                                                              ---------   ---------
    Postretirement benefit cost                               $  75,710   $  95,708
                                                              =========   =========


During 1992, the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis was $16.0 million.

The following table sets forth the plans' funded status and the accrued obligations as of December 31, 1994 and 1993 (in thousands of dollars):

                                                               1994         1993
                                                             ---------    ---------
Accumulated postretirement benefit obligations
  attributable to:
    Retirees                                                  $ 509,682   $ 514,228
    Fully eligible active plan participants                       9,357       4,223
    Other active plan participants                              129,154     159,527
                                                              ---------   ---------
Total accumulated postretirement benefit
  obligations                                                   648,193     677,978
Fair value of plan assets                                       103,432      70,896
                                                              ---------   ---------
Excess of accumulated obligations over
  plan assets                                                   544,761     607,082
Unrecognized transition obligation                             (472,480)   (518,976)
Unrecognized net loss                                           (28,596)    (53,993)
                                                              ---------   ---------
  Accrued postretirement benefit obligations                  $  43,685   $  34,113
                                                              =========   =========



The assumed discount rates used to measure the accumulated postretirement benefit obligations were 8.25% at December 31, 1994 and 7.5% at December 31, 1993. The assumed health care cost trend rates in 1994 and 1993 were 12% and 13% for pre-65 participants and 9% and 9.5% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1994 costs by $3.4 million and the accumulated postretirement benefit obligations at December 31, 1994 by $44.5 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated postretirement benefit obligations at December 31, 1993 by $132.7 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $9.9 million, $10.2 million and $11.2 million in 1994-1992, respectively.

                             10.  LEASE COMMITMENTS

The Company has noncancelable leases covering certain buildings, office space and equipment that contain varying renewal options for terms up to 26 years. Rental expense was $37.4 million, $31.3 million and $35.5 million in 1994-1992, respectively. Minimum rental commitments for noncancelable leases through 1999 do not exceed $14.0 million annually and aggregate $9.5 million thereafter.


                       11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:

                                                                       1994                  1993
                                                                      -------               ------
                                                                        (Thousands of Dollars)
Land                                                              $    59,477            $    59,272
Buildings                                                             615,414                600,842
Central office equipment                                            2,811,618              2,744,446
Outside plant                                                       4,013,072              3,892,864
Other                                                                 920,671                917,696
                                                                  -----------            -----------
    Total property, plant and equipment                             8,420,252              8,215,120
    Accumulated depreciation                                        3,582,965              3,252,741
                                                                  -----------            -----------
    Net property, plant and equipment                             $ 4,837,287            $ 4,962,379
                                                                  ===========            ===========

                            12.  REGULATORY MATTERS

The Company is subject to regulation by the FCC for interstate business and the CPUC for intrastate operations.

INTRASTATE SERVICES

Effective January 1, 1990 the CPUC adopted the new regulatory framework (NRF) for the Company. The new framework replaced the traditional "rate case" process with a framework that was centered around a Price Cap Index (PCI) mechanism with "sharing" of intrastate earnings (those earnings subject to the CPUC regulation) above a benchmark rate of return. This plan is designed to stimulate productivity and efficiencies with a portion of these gains flowing directly to the customer. In May 1992, the CPUC initiated a proceeding to review the NRF plan. On September 1, 1993, the CPUC ordered that modifications be made to the Company's NRF plan. Effective January 1, 1994, the Company is required to refund to customers all earnings over a 15.5% rate of return. As part of the settlement agreement approved by the CPUC, the CPUC eliminated the previous sharing mechanism where half of any earnings over the 13% rate of return benchmark would be refunded to ratepayers and the Company agreed to reduce its rates by $53 million. On December 17, 1993, the CPUC approved the Company's 1994 price cap index filing which resulted in a rate reduction of approximately $100 million. This reduction includes the $53 million rate reduction agreed to by the Company in the NRF review.

Under NRF, rates are adjusted annually by the PCI which is based on inflation minus a productivity improvement factor. Rates for partially competitive services (i.e. Centrex and custom calling features) may be priced below the price cap within a range set by the CPUC. Rates are also adjusted for exogenous events that are beyond the control of management as defined in this plan. Fully competitive services (eg., directory advertising) are not subject to pricing limits set by the CPUC.

The 1992 index adjustment resulted in a rate reduction of approximately
$30 million, which the CPUC approved in an order issued December 18, 1991. The 1993 price cap index adjustment resulted in a rate increase of $11 million, which the CPUC approved in an order issued December 16, 1992. In 1992 and 1993 the Company refunded to its customers approximately $30 million and $33 million, respectively, in accordance with the "sharing mechanism" of the NRF. The refunds represented 50% of the Company's 1991 and 1992 intrastate earnings over the 13% rate of return benchmark.

In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without pre-subscription) in California, effective January 1, 1995. It also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing such service. Specifically, the CPUC reduced rates for the Company's toll services by an average of 42% and its switched access rates by more than 50% while offsetting the revenue impacts by increasing other rates closer to cost. Monthly service rates for flat-rated residential customers increased from $11.21 to $17.25 while measured business customers rates increased from $10.46 to $19.22. Although the rate rebalancing is intended to be revenue neutral, its ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses of market share. GTE believes that the CPUC has over-estimated the calling volume that will be stimulated by reduced toll rates and has requested reconsideration of this aspect of the decision.

The CPUC adopted pricing standards and contracting rules which provide the Company increased flexibility to respond to competition. Tariff prices for competitive services can be decreased on ten days notice from a pre-set ceiling and can subsequently be increased up to the ceiling on 30 days notice. Contracts can utilize a new "express contracting procedure" which allows contracts to be effective in 14 days rather than the 40 days previously required. In addition, "express contracts" do not require CPUC approval.

On October 12, 1994, the CPUC issued a decision which authorizes further proceedings to be held with regard to a previous Commission decision that adopted accrual accounting for SFAS 106. The previous CPUC decision permitted the Company recovery of its SFAS 106 costs as an exogenous factor in annual price cap filings. This decision reaffirmed the CPUC decision to adopt SFAS 106 for ratemaking purposes. However, the issue of exogenous recovery will be further reviewed and any revenues collected in rates subsequent to October 12, 1994, are subject to refund pending further investigation. The Company is currently recovering $42 million annually in rates for SFAS 106 costs. No amounts related to this matter have been reserved.

In December, 1994, the CPUC issued a decision which adopts an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. This plan allows parties until March 31, 1995 to negotiate a settlement on implementation issues. If the parties are unable to resolve the issues, the CPUC will intervene. Concerns to be addressed include issuing two orders in early 1995 to resolve Open Network Architecture (ONA) technical issues on expanded interconnection and local transport restructure. The second order would adopt a methodology for developing long-run incremental cost studies. One docket will be launched addressing Universal Service Issues and another docket will be launched addressing pre-subscription issues. Interested parties will be allowed to provide recommendations on the scope and content of interim rules for local competition. The next NRF review proceeding will be initiated in May 1995, if no settlement can be reached.

On December 7, 1994, the CPUC issued Decision 94-12-003 approving and adopting, without modification, new depreciation rates for the Company effective January 1, 1995. This decision represents the Company's first uncontested approval of depreciation rates since the inception of the NRF.

In March 1991, the merger of the Company's parent, GTE, and Contel Corporation (Contel) was consummated. In a decision issued on March 13, 1991 the CPUC approved a stipulation agreement which tentatively approved the merger of GTE and Contel. The decision also established a second phase of the proceeding in which GTE was directed to show that the merger meets certain California statutory requirements. GTE was also ordered to submit a plan for the merger of the Contel and GTE regulated California subsidiaries. On September 14, 1992 the Company and Contel of California, Inc. joined with GTE and Contel in filing a comprehensive plan with the CPUC to merge Contel of California, Inc. into the Company.

On December 23, 1993, an Administrative Law Judge issued a proposed Phase II order allowing the merger of Contel of California, Inc. and the Company. The proposed order would add a third phase to the merger proceeding in which the issues of a start-up revenue requirement for Contel's pre-merger operations and rate integration of the respective company tariffs will be considered.

On April 20, 1994 the CPUC issued a decision giving final approval to the merger of Contel of California, Inc. into the Company. The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the merger has been delayed. The Company and other interested parties filed reports and comments pursuant to this proceeding.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the local exchange carrier (LEC) may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

As a safeguard under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering prospective prices. During 1995, the FCC is scheduled to review the LEC price cap plan to determine whether it should be continued or modified.

In 1992, the Company's rates were voluntarily reduced by $11.1 million effective July 1, 1992, $6.3 million effective July 17, 1992, $17.6 million effective October 2, 1992 and $45.0 million effective December 15, 1992.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities revenues during the years 1994-1992 under various arrangements and amounted to $281.6 million, $282.4 million and $349.1 million, respectively.

                    13.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Set forth below is information with respect to changes in current assets and current liabilities, and cash paid for interest and income taxes:

                                                                1994             1993             1992
                                                              --------         --------         --------
                                                                         (Thousands of Dollars)
(INCREASE) DECREASE IN CURRENT ASSETS:
  Accounts receivable - net                                   $(148,346)       $(51,519)        $(57,319)
  Notes receivable                                                6,668         (28,402)          15,207
  Materials and supplies                                         (2,942)          4,615           29,473
  Prepayments and other current assets                            3,515          (5,708)          14,124

INCREASE (DECREASE) IN CURRENT LIABILITIES:
  Accounts payable                                               54,166         (25,185)          25,045
  Affiliate payables and accruals                                (8,675)          1,481           21,884
  Advanced billings and customer deposits                           797           5,836           (1,959)
  Accrued liabilities                                            18,483          32,333          (38,407)
  Other                                                        (108,307)          2,425            4,083
                                                              ---------        --------         --------
    Total                                                     $(184,641)       $(64,124)        $ 12,131
                                                              =========        ========         ========

CASH PAID DURING THE YEAR FOR:
  Interest                                                    $  86,038        $123,560         $128,520
  Income taxes                                                  285,390         237,255          280,173



                   14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1994 and 1993 quarterly financial data is as follows:

                                                                           Net
                                                                        Operating
                                                      Operating           Income           Net Income
                                                       Revenues           (Loss)              (Loss)
                                                     -----------        -----------        -----------
                                                                   (Thousands of Dollars)
1994
  FIRST QUARTER                                      $   695,365        $   199,415        $   106,956
  SECOND QUARTER                                         688,863            181,421             92,738
  THIRD QUARTER                                          726,655            228,827            118,016
  FOURTH QUARTER                                         770,847            216,584            116,830
                                                     -----------        -----------        -----------
    TOTAL                                            $ 2,881,730        $   826,247        $   434,540
                                                     ===========        ===========        ===========


1993
  First Quarter                                      $   708,073        $   199,007        $   102,789
  Second Quarter                                         722,293            171,232             86,000
  Third Quarter (a)                                      707,984            178,839             66,633
  Fourth Quarter (b)                                     736,428           (265,930)          (182,017)
                                                     -----------        -----------        -----------
    Total                                            $ 2,874,778        $   283,148        $    73,405
                                                     ===========        ===========        ===========


(a) Net income includes a $20.2 million extraordinary charge for the early retirement of debt. Income before extraordinary charge was $86.8 million.
(b) Net operating income includes a $445.2 million pretax charge for restructuring costs which reduced net income by $274.2 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE California Incorporated:

We have audited the accompanying consolidated balance sheets of GTE California Incorporated (a California corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, reinvested earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE California Incorporated and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions. Also as discussed in Note 1, effective January 1, 1992, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
January 25, 1995.

MANAGEMENT REPORT

To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the consolidated financial statements covered by the Report of Independent Public Accounts. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

The Company has a system of internal accounting controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organization structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company has also instituted policies and guidelines which require employees to maintain the highest level of ethical standards.




C. MICHAEL CRAWFORD
President




GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 12, 1995, pages 3 and 4, which is incorporated herein by reference. A complete list of executive officers of the Registrant as of March 1, 1995 is provided below.

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations (Telops). Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations.


                                  Identification of Executive Officers
                                  ------------------------------------

                                Year Assumed
                              Present Position
                             -----------------
                                       the
       Name              Age  Telops   Company             Position
--------------------     ---  ------   -------         --------------------------
Kent B. Foster           51   1989       --             President of GTE Telephone
                                                          Operations
John C. Appel            46   1994     1995             Senior Vice President -
                                                          Regional Operations of GTE
                                                          Telephone Operations and the
                                                          Company
Mary Beth Bardin (1)     40   1994     1995             Vice President - Public Affairs
                                                          of GTE Telephone Operations
                                                          and the Company
Clarence F. Bercher      51   1994     1995             President - Consumer
                                                          Markets of GTE Telephone
                                                          Operations and Vice
                                                          President - Consumer Markets
                                                          of the Company
Richard M. Cahill        56   1989     1995             Vice President - General
                                                          Counsel of GTE Telephone
                                                          Operations and the Company
Robert C. Calafell       53   1993       --             Vice President - Video Services
                                                          of GTE Telephone Operations
C. Michael Crawford (2)  48     --     1995             President of the Company
Gerald K. Dinsmore       45   1994     1994             Senior Vice President - Finance
                                                          and Planning of GTE Telephone
                                                          Operations and the Company
William M. Edwards, III  46     --     1993             Controller of the Company
Michael B. Esstman       48   1994       --             Executive Vice President -
                                                          Customer Segments of GTE
                                                          Telephone Operations
Bruce E. Haddad          41   1994       --             Senior Vice President -
                                                          International of GTE
                                                          Telephone Operations
Donald A. Hayes          57   1992       --             Vice President - Information
                                                          Technology of GTE Telephone
                                                          Operations
Gregory D. Jacobson      43     --     1994             Treasurer of the Company
Andrew T. Jones          54   1992       --             Vice President - International
                                                           of GTE Telephone Operations

                                -35-

                               Year Assumed
                             Present Position
                             -----------------
                                        the
       Name             Age  Telops   Company             Position
--------------------    ---  ------   -------            ---------------------------
Brad M. Krall            53   1993     1995             Vice President - Centralized
                                                          Operations of GTE Telephone
                                                          Operations and the Company
Michael J. McDonough     45   1994     1995             President - Business
                                                          Markets of GTE Telephone
                                                          Operations and Vice
                                                          President - Business Markets
                                                          of the Company
Paul E. Miner            50   1993     1995             Vice President - Network
                                                          Operations Support of GTE
                                                          Telephone Operations and the
                                                          Company
Richard L. Schaulin      52   1989     1995             Vice President - Human
                                                          Resources of GTE Telephone
                                                          Operations and the Company
Leland W. Schmidt        61   1989       --             Vice President - Industry
                                                          Affairs of GTE Telephone
                                                          Operations
Charles J. Somes (3)     49     --     1995             Secretary of the Company
Larry J. Sparrow         51   1994     1995             President - Carrier
                                                          Markets of GTE Telephone
                                                          Operations and Vice
                                                          President - Carrier Markets
                                                          of the Company
Alex Stadler             44   1994     1995             Vice President - Strategy &
                                                          Technology Planning of GTE
                                                          Telephone Operations and the
                                                          Company
Thomas W. White          48   1994       --             Executive Vice President -
                                                          Network Operations of GTE
                                                          Telephone Operations

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.

NOTES:

(1) Mary Beth Bardin was elected Vice President - Public Affairs of GTE Telephone Operations replacing G. Bruce Redditt who was appointed Vice President - Public Affairs and Communications, GTE Corporation.

(2) C. Michael Crawford was elected President replacing Larry J. Sparrow who was elected President - Carrier Markets of GTE Telephone Operations and Vice President - Carrier Markets of the Company.

3) Charles J. Somes was elected Secretary replacing Kenneth J. Okel who was appointed Assistant Vice President and Associate General Counsel - Regional Operations - Western, GTE Telephone Operations.


Item 11.  Executive Compensation

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 12, 1995, pages 4 to 16, which is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 12, 1995, page 16, which is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 12, 1995, pages 3, 4 and 17, which is incorporated herein by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1)    Financial Statements - See GTE California Incorporated's
             consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.


      (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended
              December 31, 1994-1992 (as required):

             II - Valuation and Qualifying Accounts

      Note: Schedules other than the one above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.


      (3)  Exhibits - Included in this report or incorporated by reference.

            2.1* Agreement of Merger, dated September 10, 1992 between GTE California Incorporated and Contel of California, Inc. (Exhibit 2.1 of the 1993 Form 10-K. File No. 1-6417).

            3* Articles of Incorporation and Bylaws (Exhibit 3 of the 1988 Form 10-K, File No. 1-6417).

            4* Indenture dated as of December 1, 1993 between GTE California Incorporated and Bank of America National Trust and Savings Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-51541).

            27     Financial Data Schedule.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1994.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (Thousands of Dollars)



---------------------------------------------------------------------------------------------------------------
               Column A                   Column B              Column C               Column D       Column E
---------------------------------------------------------------------------------------------------------------

                                                               Additions
                                                       -----------------------

                                                                                     Deductions
                                        Balance at     Charged        Charged           from        Balance at
                                        Beginning         to          to Other        Reserves       Close of
            Description                  of Year        Income        Accounts        (Note 1)        Year

---------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the year ended:

   December 31, 1994                    $   51,980     $   69,168     $   26,867(2)   $  109,478       $   38,537
                                        ==========     ==========     =============   ==========       ===========

   December 31, 1993                    $   20,752     $   85,365     $   21,209(2)   $   75,346       $   51,980
                                        ==========     ==========     =============   ==========       ===========

   December 31, 1992                    $   11,711     $   83,779     $   14,993(2)   $   89,731       $   20,752
                                        ==========     ==========     =============   ==========       ===========


Accrued restructuring costs
   for the year ended (Note 3):

   December 31, 1994                    $  445,175     $       --     $       --      $  113,397      $  331,778
                                        ==========     ==========     ==========      ==========      ===========

   December 31, 1993                    $       --     $  445,175     $       --      $       --      $  445,175
                                        ==========     ==========     ==========      ==========      ===========

   December 31, 1992                    $       --     $       --     $       --      $       --      $       --
                                        ==========     ==========     ==========      ==========      ===========





NOTES:

(1)  Charges for purpose for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) See Note 2 to the Consolidated Financial Statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GTE CALIFORNIA INCORPORATED
                                       -----------------------------
                                                (Registrant)



Date  March 24, 1995                    By     C. MICHAEL CRAWFORD
      --------------                      -----------------------------------
                                               C. MICHAEL CRAWFORD
                                                    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



C. MICHAEL CRAWFORD                   President                            March 24, 1995
-------------------                     (Principal Executive Officer)
C. MICHAEL CRAWFORD


GERALD K. DINSMORE                    Senior Vice President - Finance      March 24, 1995
------------------                      and Planning and Director
GERALD K. DINSMORE                      (Principal Financial Officer)



WILLIAM M. EDWARDS, III               Controller                           March 24, 1995
-------------------------               (Principal Accounting Officer)
WILLIAM M. EDWARDS, III



RICHARD M. CAHILL                     Director                             March 24, 1995
-------------------------
RICHARD M. CAHILL



MICHAEL B. ESSTMAN                    Director                             March 24, 1995
-------------------------
MICHAEL B. ESSTMAN



KENT B. FOSTER                        Director                             March 24, 1995
-------------------------
KENT B. FOSTER



THOMAS W. WHITE                       Director                             March 24, 1995
-------------------------
THOMAS W. WHITE



                                EXHIBIT INDEX
                                -------------


            2.1* Agreement of Merger, dated September 10, 1992 between GTE California Incorporated and Contel of California, Inc. (Exhibit 2.1 of the 1993 Form 10-K. File No. 1-6417).

            3* Articles of Incorporation and Bylaws (Exhibit 3 of the 1988 Form 10-K, File No. 1-6417).

            4* Indenture dated as of December 1, 1993 between GTE California Incorporated and Bank of America National Trust and Savings Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-51541).

            27     Financial Data Schedule.




* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.