Form 10-Q
period 1995-03-31
GTE CALIFORNIA INC
filed 1995-05-12
CIK 40864

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934


For the period ended      March 31, 1995

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934


For the transition period from                     to


Commission File Number:    1-6417


                        GTE CALIFORNIA INCORPORATED
         (Exact name of registrant as specified in its charter)

           CALIFORNIA                                          95-
0510200
   (State or other jurisdiction of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)


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

                                                      YES  X   NO

The Company had 69,438,190 shares of $20 par value common stock outstanding at April 30, 1995. The Company's common stock is 100% owned by GTE Corporation.




PART I.  FINANCIAL INFORMATION


                    GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three
Months Ended
                                                          March
31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
OPERATING REVENUES:
  Local network services                         $   312,783    $
239,688
  Network access services                            189,348
161,772
  Long distance services                             106,004
234,026
  Equipment sales and services                        38,186
36,677
  Other                                               21,006
23,202
                                                     667,327
695,365


OPERATING EXPENSES:
  Cost of sales and services                         151,083
150,663
  Depreciation and amortization                      147,694
144,549
  Marketing, selling, general and
    administrative                                   195,540
200,738
                                                     494,317
495,950


  Net operating income                               173,010
199,415


OTHER (INCOME) DEDUCTIONS:
  Interest expense                                    27,136
20,307
  Other - net                                         (1,325)
(1,074)


INCOME BEFORE INCOME TAXES                           147,199
180,182

INCOME TAXES                                          59,296
73,226


NET INCOME                                       $    87,903    $
106,956

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.






                                      1
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                          AND RESULTS OF OPERATIONS

                            (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $87.9 and $107.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 18% or $19.1. The decrease is the result of lower operating income primarily due to a decrease in operating revenues associated with the Implementation Rate Design (IRD), as discussed below.

On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission (CPUC) toll competition (without pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing such service. Although the rate rebalancing is intended to be revenue neutral, its ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses of market share. In the first quarter of 1995, revenues decreased by approximately $50 as a result of the implementation of this order. This revenue decrease was partially offset by nonrecurring favorable carrier settlements, growth in access lines and growth in network usage.

  OPERATING REVENUES

Operating revenues were $667.3 and $695.4 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 4% or $28.1.

Local network services revenues were $312.8 and $239.7 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 30% or $73.1. The increase is primarily the result of $65.8 in rate increases associated with the IRD and continued customer growth as reflected by a 2% increase in access lines, which generated $3.0 of additional revenues.

Network access services revenues were $189.3 and $161.8 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 17% or $27.5. The increase is primarily the result of $22.1 in nonrecurring favorable carrier settlement activities and a 6% increase in minutes of use, which generated $7.2 of additional revenues, partially offset by a $4.7 reduction in interstate access revenues associated with price reductions.

Long distance services revenues were $106.0 and $234.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 55% or $128.0. The decrease is primarily the result of $120.3 in rate reductions associated with the previously mentioned IRD.

Equipment sales and services revenues were $38.2 and $36.7 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 4% or $1.5.

                                      2
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Other operating revenues were $21.0 and $23.2 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 9% or $2.2. The decrease is primarily the result of an $8.9 reduction in directory publication revenues resulting from the delay of certain directory publications until the second quarter of 1995. The decrease is partially offset by increases in late payment charges and operator services revenues of $2.8 and $2.2, respectively.

  OPERATING EXPENSES

Operating expenses were $494.3 and $496.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of less than 1% or $1.7. The decrease primarily relates to $6.1 of lower labor and benefits costs reflecting reductions in workforce associated with the Company's re-engineering plan initiated in 1994 and $5.0 of costs incurred during 1994 related to earthquake damage. The decrease is offset by a $12.0 increase in labor charges related to flood damage incurred during the first quarter of 1995.

  OTHER DEDUCTIONS

Interest expense was $27.1 and $20.3 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 33% or $6.8. The increase is primarily due to higher average long-term debt levels for the first three months of 1995 compared to the same period in 1994.

Income tax expense was $59.3 and $73.2 for the three months ended
March 31, 1995 and 1994, respectively, reflecting a decrease of 19% or $13.9. The decrease is primarily due to a corresponding decrease in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1995, a $3,500 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first three months of 1995 was cash from operations of $266.2 compared to $219.1 for the same period in 1994. The increase is primarily due to the favorable timing of tax payments and the collection of accounts receivable, partially offset by unfavorable timing in the payment of accounts payable and lower results from operations.




                                      3
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


The Company's capital expenditures during the first three months of 1995 were $81.6 compared to $84.9 during the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines, modernization of current facilities and the introduction of new products and services. The Company anticipates construction costs for 1995 to approximate capital expenditures of $467.9 incurred during 1994, reflecting the Company's expanding network and replacement of outdated technologies with digital switches and fiber optic networks.

Cash used in financing activities was $209.3 during the first three months of 1995 compared to $135.3 for the same period in 1994. The Company retired $35.1 in long-term debt during the first three months of 1995 compared to $25.2 for the same period in 1994. Cash used in financing activities also included dividend payments of $133.8 during the first three months of 1995 compared to $111.5 for the same period in 1994. External financing included long-term borrowings of $542.6 in the first quarter of 1994. Proceeds from these borrowings were used primarily to reduce short-term debt.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $445.2, which reduced net income by $274.2, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $131.3 have been made since inception of the re-engineering plan, including $17.9 during the first three months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1995. There have been no significant changes made to the overall re-engineering plan as originally reported. As of March 31, 1995, $313.9 remains in the restructuring reserve, of which $121.5 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.










                                      4
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Effective January 1, 1990 the CPUC adopted the new regulatory framework (NRF) for the Company. The new framework replaced the traditional "rate case" process with a framework that was centered around a Price Cap Index (PCI) mechanism with "sharing" of intrastate earnings (those earnings subject to the CPUC regulation) above a benchmark rate of return. This plan is designed to stimulate productivity and efficiencies with a portion of these gains flowing directly to the customer. Effective January 1, 1994, the CPUC eliminated earnings sharing and the Company agreed to reduce its rates by $53.0. In addition, the CPUC adjusted the Company's overall earnings cap to a 15.50% rate of return and the earnings floor to 7.75%. Under NRF, rates are adjusted annually by the PCI, which is based on an inflation factor (measured by GDPPI) minus a total factor productivity (TFP) adjustment plus or minus adjustments for events beyond management's control (exogenous events). Rate ceilings for partially competitive services (i.e., Centrex and custom calling features) are changed annually by the PCI and their respective cost floors are increased annually by the inflation factor. The Company has the option to adjust rates at its discretion, however, rates must remain within the bounds of their rate cap and cost floor. Fully competitive services (e.g., directory advertising) are not subject to pricing limits set by the CPUC. The 1995 PCI adjustment resulted in a rate decrease of $12.0, which the CPUC approved in an order issued December 21, 1994.

In March 1995, the Federal Communications Commission (FCC) increased the local-exchange carrier (LEC) productivity factors associated with its interstate price cap plan to provide three different options, on an interim basis, regarding the determination and use of productivity factors. These changes will be reflected in the LECs' annual tariff filing, effective August 1, 1995. The FCC is expected to continue to consider permanent changes to its price cap plan in a future rulemaking proceeding. GTE believes the impact of the interim rules will be minimized in the near-term because GTE has reduced its access fees in previous years to amounts below the FCC's maximum price.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the Company from providing interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

In May 1995, the FCC approved GTE's applications to construct a new fiber-optic and coaxial-cable video network in four markets, including Ventura County, California. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval and to commence the initial deployment of the network in late 1995 and early 1996.







                                      5
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


In December 1994, the CPUC issued a decision which adopts an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. On April 26, 1995, the CPUC issued a formal rulemaking proceeding and investigation as a procedural vehicle to develop and adopt rules for local competition. The rulemaking document contained proposed interim rules that would authorize competitive LEC's to seek authority to offer local exchange services beginning in June 1995. The parties must file comments on the proposed rules by May 24, 1995 identifying any additions, deletions, clarifications or modifications they believe are appropriate. Parties must also clearly identify the scope of any issues to be addressed through this rulemaking proceeding which they believe need further input from parties prior to resolution and also whether they believe evidentiary hearings will be required. Parties recommending evidentiary hearings must set forth a proposed schedule to allow sufficient lead time for a CPUC decision on interim rules before January 1, 1996.




































                                      6

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                   March 31,
December 31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CURRENT ASSETS:
  Cash                                           $    18,469    $
43,118
  Accounts and notes receivable, less allowances
    of $41,404 and $38,537, respectively             492,761
572,310
  Materials and supplies                              36,311
40,303
  Deferred income tax benefits                        75,332
78,924
  Prepayments and other                               19,176
18,152
    Total current assets                             642,049
752,807





PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                    8,509,425
8,420,252
  Accumulated depreciation                        (3,734,805)
(3,582,965)
    Net property, plant and equipment              4,774,620
4,837,287





PREPAID PENSION COSTS                                342,301
323,979





OTHER ASSETS                                         143,422
153,571





    TOTAL ASSETS                                 $ 5,902,392    $
6,067,644

See Notes to Condensed Consolidated Financial Statements.








                                      7

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   March 31,
December 31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CURRENT LIABILITIES:
  Short-term debt, including current maturities  $   196,734    $
272,199
  Accounts payable                                   176,975
278,211
  Accrued taxes                                      145,638
90,676
  Accrued interest                                    22,843
24,478
  Accrued payroll and vacations                      107,127
89,918
  Accrued dividends                                   60,139
133,402
  Accrued restructuring costs and other              229,781
240,913
    Total current liabilities                        939,237
1,129,797




LONG-TERM DEBT                                     1,280,306
1,280,157




DEFERRED CREDITS AND RESERVES, primarily
  deferred income taxes, investment tax
  credits and restructuring costs                  1,331,680
1,333,867




SHAREHOLDERS' EQUITY:
  Preferred stock                                     81,866
81,866
  Common stock                                     1,388,764
1,388,764
  Other capital                                        2,040
2,040
  Reinvested earnings                                878,499
851,153
    Total shareholders' equity                     2,351,169
2,323,823




    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 5,902,392    $
6,067,644

See Notes to Condensed Consolidated Financial Statements.







                                      8

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three
Months Ended
                                                          March
31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    87,903    $
106,956
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                  147,694
144,549
      Deferred income taxes and investment
        tax credits                                    6,956
8,712
      Provision for uncollectible accounts            17,125
18,856
      Changes in current assets and current
        liabilities                                   (6,094)
(51,955)
      Other - net                                     12,664
(7,950)
      Net cash from operating activities             266,248
219,168


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (81,564)
(84,882)
      Cash used in investing activities              (81,564)
(84,882)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt issued                                   --
542,594
  Long-term debt retired                             (35,106)
(25,194)
  Dividends paid to shareholders                    (133,822)
(111,465)
  Net change in affiliate notes                        8,075
(41,108)
  Decrease in short-term debt                        (48,480)
(500,100)
      Net cash used in financing activities         (209,333)
(135,273)

  Decrease in cash                                   (24,649)
(987)

  Cash at beginning of period                         43,118
6,620

  Cash at end of period                          $    18,469    $
5,633

See Notes to Condensed Consolidated Financial Statements.












                                      9
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.





































                                      10
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY


PART II.  OTHER INFORMATION


Item 6.  Exhibits And Reports On Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (3-1) Amended By-Laws (Exhibit 3-1 of the March 31,
1995
                    Form 10-Q, File No. 1-6417).

              (27)  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the first quarter of 1995.








































                                      11
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                          GTE CALIFORNIA
INCORPORATED
                                                 (Registrant)






Date:   May 12, 1995                         WILLIAM M. EDWARDS,
III
                                             WILLIAM M. EDWARDS,
III
                                                   Controller
                                            (Chief Accounting
Officer)































                                      12