Form 10-Q
period 1995-06-30
GTE CALIFORNIA INC
filed 1995-08-11
CIK 40864

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended      June 30, 1995

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the transition period from                     to


Commission File Number:    1-6417


                        GTE CALIFORNIA INCORPORATED
         (Exact name of registrant as specified in its charter)

           CALIFORNIA                                          95-0510200
   (State or other jurisdiction of                         (IRS. Employer
    Incorporation or organization)                      Identification No.)


   One GTE Place, Thousand Oaks, California                    91362-3811
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      805-372-6000


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

                                                      YES  X   NO

The Company had 69,438,190 shares of $20 par value common stock outstanding at July 31, 1995. The Company's common stock is 100% owned by GTE Corporation.


PART I.  FINANCIAL INFORMATION

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    1995         1994          1995         1994
                                               (Thousands of Dollars)
OPERATING REVENUES:
  Local network services         $  315,133   $  230,887    $  627,916   $  470,575
  Network access services           167,588      168,562       356,936      330,334
  Long distance services            110,056      245,428       216,060      479,454
  Equipment sales and services       40,910       34,129        79,096       70,806
  Other                              25,893        9,857        46,899       33,059

                                    659,580      688,863     1,326,907    1,384,228


OPERATING EXPENSES:
  Cost of sales and services        155,131      146,309       306,214      296,972
  Depreciation and amortization     148,066      143,397       295,760      287,946
  Marketing, selling, general
    and administrative              223,249      217,736       418,789      418,474

                                    526,446      507,442     1,020,763    1,003,392

  Net operating income              133,134      181,421       306,144      380,836


OTHER (INCOME) DEDUCTIONS:
  Interest expense                   26,837       26,681        53,973       46,988
  Other - net                          (649)      (1,535)       (1,974)      (2,609)


INCOME BEFORE INCOME TAXES          106,946      156,275       254,145      336,457


INCOME TAXES                         46,310       63,537       105,606      136,763


NET INCOME                       $   60,636   $   92,738    $  148,539   $  199,694



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.



                                       1
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                            (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Net income                  $   60.6  $   92.7   $  148.5  $  199.7

Net income decreased 35% or $32.1 and 26% or $51.2 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These decreases are the result of lower operating income primarily due to decreases in operating revenues associated with the Implementation Rate Design (IRD) discussed below.

On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission (CPUC), competition in long distance services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for long distance services and network access services while increasing basic local network services rates closer to the actual cost of providing such service. Although the CPUC intended for the rate rebalancing to be revenue neutral, its ultimate effect on total revenues is dependent, in part, on the extent to which long distance services rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses of market share. In the first six months of 1995, total revenues decreased by approximately $105 as a result of the implementation of this order.

  OPERATING REVENUES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Local network services      $  315.1  $  230.9   $  627.9  $  470.6
     Network access services        167.6     168.6      356.9     330.3
     Long distance services         110.1     245.4      216.1     479.4
     Equipment sales & services      40.9      34.1       79.1      70.8
     Other                           25.9       9.9       46.9      33.1
       Total operating revenues  $  659.6  $  688.9   $1,326.9  $1,384.2


Operating revenues decreased 4% or $29.3 and 4% or $57.3 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994.




                                       2
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Local network services revenues increased 36% or $84.2 and 33% or $157.3 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily the result of $70.4 and $136.2 in rate increases associated with the IRD for the three and six months ended June 30, 1995, respectively. The number of access lines increased 2% for the three and six months ended June 30, 1995, compared to the same periods in 1994. This growth generated additional revenues of $4.4 and $7.4, respectively.

Network access services revenues decreased less than 1% or $1.0 and increased 8% or $26.6 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. Minutes of use increased 9% and 8% for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These increases generated additional revenues of $4.4 and $11.6, respectively. The decrease for the three months ended June 30, 1995 is primarily due to a $4.7 reduction in interstate access revenues associated with price reductions and a $0.4 reduction in intrastate access revenues associated with the annual California rate index filing, partially offset by a $0.7 increase in revenues associated with the IRD and the increase in minutes of use. The increase for the six months ended June 30, 1995 is primarily the result of $22.1 in nonrecurring favorable carrier settlement activities recorded in the first quarter of 1995, primarily reflecting a switched access meet point billing settlement with Pacific Bell for the period January 1, 1990 through December 31, 1994. In addition, the increase for the six months ended June 30, 1995 is due to a $3.3 increase in revenues associated with the IRD and the increase in minutes of use, partially offset by a $6.8 reduction in interstate access revenues associated with price changes and a $0.9 reduction in intrastate access revenues associated with the annual California rate index filing.

Long distance services revenues decreased 55% or $135.3 and 55% or $263.3 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These decreases are primarily the result of $128.5 and $248.8 in rate reductions associated with the previously mentioned IRD for the three and six months ended June 30, 1995, respectively.

Equipment sales and services revenues increased 20% or $6.8 and 12% or $8.3 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to growth in voice messaging, increases in radio paging revenues and increases in billing and collection revenues.

Other operating revenues increased $16.0 and $13.8 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The increase for the three months ended June 30, 1995 is primarily due to a $2.3 increase in revenues associated with the IRD, a $1.8 growth in operator services revenue, a $0.9 increase in collections of late



                                       3
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


payment fees and a $7.0 increase in directory publication revenues resulting from the delay of certain directory publications from the first quarter to the second quarter of 1995. The increase for the six months ended June 30, 1995 is primarily due to a $4.6 increase in revenues associated with the IRD, a $4.0 growth in operator services revenues and a $3.7 increase in collections of late payment fees.

  OPERATING EXPENSES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Operating expenses          $  526.4  $  507.4   $1,020.8  $1,003.4

Operating expenses increased 4% or $19.0 and 2% or $17.4 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994.

The increase for the three months ended June 30, 1995, is primarily due to a $4.9 increase in labor charges related to flood damage incurred during the first quarter of 1995, a $4.7 increase in depreciation primarily associated with additions to plant balances, an increase of $5.4 related to changes in plan participation in the Company's incentive compensation program and $10.2 of higher costs associated with shared assets, uncollectible inter-exchange carrier receivables and advertising expenses. These increases are partially offset by $7.9 of lower labor and benefits costs associated with the Company's re-engineering plan initiated in 1994 and a $4.9 settlement gain recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans.

The increase for the six months ended June 30, 1995, is primarily due to a $16.9 increase in labor charges related to flood damage incurred during the first quarter of 1995, a $7.8 increase in depreciation primarily associated with additions to plant balances, an increase of $5.4 related to changes in plan participation in the Company's incentive compensation program and $12.0 of higher costs associated with shared assets, uncollectible inter-exchange carrier receivables and advertising expenses. These increases are partially offset by $14.0 of lower labor and benefits costs associated with the previously mentioned re-engineering plan, $5.0 of costs incurred during 1994 related to earthquake damage, a $4.9 settlement gain referred to above and $2.9 of insurance proceeds received in 1995 that were related to 1994 earthquake damage.







                                       4
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


  OTHER DEDUCTIONS

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Interest expense            $   26.8  $   26.7   $   54.0  $   47.0
     Income taxes                    46.3      63.5      105.6     136.8

Interest expense remained virtually unchanged for the three months and increased 15% or $7.0 for the six months ended June 30, 1995, respectively, compared to the same periods in 1994. The increase for the six months ended June 30, 1995 is primarily due to higher average long-term debt levels compared to the same period in 1994.

Income taxes decreased 27% or $17.2 and 23% or $31.2 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These decreases are primarily due to corresponding decreases in pretax income partially offset by an increase in temporary differences that flow through to income in accordance with CPUC requirements.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at June 30, 1995, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first six months of 1995 was cash from operations of $424.7 compared to $427.0 for the same period in 1994. The year-to-year decrease in cash from operations is the result of lower results from operations, partially offset by a decrease in working capital, primarily accounts receivable.

The Company's capital expenditures during the first six months of 1995 were $183.6 compared to $169.7 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines, modernization of current facilities and the provisioning of new products and services, including broadband digital services and switched digital services. The Company anticipates construction costs for 1995 to approximate capital expenditures of $467.9 incurred during 1994.




                                       5
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Cash used in financing activities was $274.7 during the first six months of 1995 compared to $251.7 for the same period in 1994. The Company retired $35.2 in long-term debt during the first six months of 1995 compared to $85.2 for the same period in 1994. Cash used in financing activities also included dividend payments of $193.8 during the first six months of 1995 compared to $194.8 for the same period in 1994. External financing included long-term borrowings of $840.4 during the first six months of 1994. Proceeds from these borrowings were used primarily to reduce short-term debt.

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

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $177.8 have been made since inception of the re-engineering plan, including $64.4 during the first six months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of June 30, 1995, $267.4 remains in the restructuring reserve, of which $116.7 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 4.0% productivity factor for use in the 1995-1996 tariff year. The Company must share with customers 50% of returns over a 12.25% ROR and up to a 13.25% ROR, and share with customers 100% of returns over a 13.25% ROR. Since the Company's access fees are priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $26.0, annually. In addition, the Company filed tariffs effective August 1, 1995 under the interim rules to reduce rates $21.4, annually. The FCC is continuing to consider how the price cap plan should be modified in order to adapt the system to the emergence of competition.


                                       6
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

In May 1995, the FCC approved GTE's applications to construct a new fiber-optic and coaxial-cable video network in four markets, including Ventura County, California. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval and to commence the initial deployment of the network in late 1995 and early 1996.

In December 1994, the CPUC issued a decision which adopts an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. On April 26, 1995, the CPUC issued a formal rulemaking proceeding and investigation as a procedural vehicle to develop and adopt rules for local competition. The rulemaking document contained proposed interim rules that would authorize competitive LECs to seek authority to offer local exchange services beginning in June 1995. The parties filed comments on the proposed rules on May 24, 1995. The Company's comments asserted the need for evidentiary hearings to address critical issues such as regulatory parity and interconnection prior to authorizing local competition. On July 19, 1995, the CPUC issued interim Universal Service rules and obligations as a precursor to local competition. The CPUC concurrently commenced a proceeding to examine, and revise as appropriate, the Price Cap regulation by January 1, 1996. The CPUC issued interim rules for local competition on July 24, 1995 which permit facilities-based local competition on January 1, 1996, with resale authority granted three months later.

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


                                       7
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

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









































                                       8
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                  June 30,     December 31,
                                                    1995           1994
                                                   (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                          $    15,030    $    43,118
  Accounts and notes receivable, less allowances
    of $45,007 and $38,537, respectively            467,588        572,310
  Materials and supplies                             35,715         40,303
  Deferred income tax benefits                       71,741         78,924
  Prepayments and other                              12,395         18,152
    Total current assets                            602,469        752,807





PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                   8,561,636      8,420,252
  Accumulated depreciation                       (3,835,430)    (3,582,965)
    Net property, plant and equipment             4,726,206      4,837,287





PREPAID PENSION COSTS                               381,044        323,979





OTHER ASSETS                                        138,861        153,571









  TOTAL ASSETS                                  $ 5,848,580    $ 6,067,644


See Notes to Condensed Consolidated Financial Statements.




                                       9
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  June 30,     December 31,
                                                    1995           1994
                                                   (Thousands of Dollars)

CURRENT LIABILITIES:
  Short-term debt,
    including current maturities                $   199,770    $   272,199
  Accounts payable                                  176,490        278,211
  Accrued taxes                                      97,918         90,676
  Accrued interest                                   23,002         24,478
  Accrued payroll and vacations                      93,286         89,918
  Accrued dividends                                  67,877        133,402
  Accrued restructuring costs and other             236,579        240,913
    Total current liabilities                       894,922      1,129,797




LONG-TERM DEBT                                    1,280,412      1,280,157




RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                             733,484        739,984
  Employee benefit obligations                       86,795         36,983
  Restructuring costs and other                     508,863        556,900
    Total reserves and deferred credits           1,329,142      1,333,867




SHAREHOLDERS' EQUITY:
  Preferred stock                                    81,866         81,866
  Common stock                                    1,388,764      1,388,764
  Other capital                                       2,040          2,040
  Reinvested earnings                               871,434        851,153
    Total shareholders' equity                    2,344,104      2,323,823



  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 5,848,580    $ 6,067,644


See Notes to Condensed Consolidated Financial Statements.




                                       10
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                         June 30,
                                                    1995           1994
                                                   (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   148,539    $   199,694
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                 295,760        287,946
      Deferred income taxes and investment
        tax credits                                  13,913         18,509
      Provision for uncollectible accounts           39,465         39,432
      Changes in current assets and current
        liabilities                                 (67,405)      (121,314)
      Other - net                                    (5,575)         2,724
      Net cash from operating activities            424,697        426,991


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (183,602)      (169,656)
  Other - net                                         5,469             --
      Net cash used in investing activities        (178,133)      (169,656)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt issued                                  --        840,406
  Long-term debt retired                            (35,214)       (85,221)
  Dividends paid to shareholders                   (193,785)      (194,750)
  Net change in affiliate notes                       5,806         10,294
  Decrease in short-term debt                       (51,459)      (822,400)
      Net cash used in financing activities        (274,652)      (251,671)

  Increase (decrease) in cash                       (28,088)         5,664

  Cash at beginning of period                        43,118          6,620

  Cash at end of period                         $    15,030    $    12,284








See Notes to Condensed Consolidated Financial Statements.




                                       11
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

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





































                                       12
                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports On Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (27)  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the second quarter of 1995.











































                                      13
                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                          GTE CALIFORNIA INCORPORATED
                                                  (Registrant)






Date:   August 10, 1995                      WILLIAM M. EDWARDS, III
                                             WILLIAM M. EDWARDS, III
                                                   Controller
                                            (Chief Accounting Officer)































                                       14