Form 10-Q
period 1995-09-30
GTE CALIFORNIA INC
filed 1995-11-01
CIK 40864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the period ended            September 30, 1995
                    -----------------------------------------------------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the transition period from ----------------- to ---------------------------


Commission File Number:       1-6417
                         ------------------------------------------------------

                          GTE CALIFORNIA INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                        95-0510200
--------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I. R. S. Employer
  Incorporation or organization)                         Identification No.)


  600 Hidden Ridge, HQE04B12 - Irving, Texas                   75038
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code            214-718-5600
                                                   -----------------------------


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                            YES    X              NO
                                                --------             --------

The Company had 69,438,190 shares of $20 par value common stock outstanding at September 30, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.    FINANCIAL INFORMATION
--------------------------------

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                     September 30,
                                              ----------------------------       ---------------------------
                                                 1995             1994              1995             1994
                                              ----------       -----------       ----------      -----------
                                                                 (Thousands of Dollars)
Operating revenues:
Local network services                        $  309,220       $  245,632       $  937,136       $  716,207
Network access services                          175,714          161,271          532,650          491,605
Long distance services                           119,179          240,166          335,239          719,620
Equipment sales and services                      39,150           42,565          118,246          113,371
Other                                             46,808           37,021           93,707           70,080
                                              ----------       ----------       ----------       ----------
                                                 690,071          726,655        2,016,978        2,110,883
                                              ----------       ----------       ----------       ----------

Operating expenses:
Cost of sales and services                       254,962          262,953          779,399          783,770
Depreciation and amortization                    152,275          144,632          448,035          432,578
Selling, general and administrative              102,398           90,794          304,640          287,374
                                              ----------       ----------       ----------       ----------

                                                 509,635          498,379        1,532,074        1,503,722
                                              ----------       ----------       ----------       ----------

Net operating income                             180,436          228,276          484,904          607,161
                                              ----------       ----------       ----------       ----------

Interest expense - net                            24,836           26,417           75,159           68,845
                                              ----------       ----------       ----------       ----------

Income before income taxes                       155,600          201,859          409,745          538,316

Income taxes                                      65,424           83,843          171,030          220,606
                                              ----------       ----------       ----------       ----------

Net income                                    $   90,176       $  118,016       $  238,715       $  317,710
                                              ==========       ==========       ==========       ==========




Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

                                            Three Months Ended                Nine Months Ended
                                               September 30,                     September 30,
                                        --------------------------        ---------------------------
                                           1995            1994              1995             1994
                                        ----------      ----------        ----------       ----------
Net income                              $     90.2      $    118.0        $    238.7       $    317.7

Net income decreased 24% or $27.8 and 25% or $79.0 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These decreases are the result of lower operating income primarily due to decreases in operating revenues associated with the Implementation Rate Design (IRD) discussed below.

On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission (CPUC), competition in long distance services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for long distance services and network access services while increasing basic local network services rates closer to the actual cost of providing such service. Although the CPUC intended for the rate rebalancing to be revenue neutral, its ultimate effect on total revenues is dependent, in part, on the extent to which long distance services rate reductions result in increased calling volumes. In the first nine months of 1995, total revenues decreased by approximately $148.0 as a result of the implementation of this order.

  OPERATING REVENUES

                                           Three Months Ended                 Nine Months Ended
                                             September 30,                      September 30,
                                       ----------------------------       ----------------------------
                                           1995             1994              1995            1994
                                       -----------      -----------       -----------      -----------
Local network services                 $     309.2      $     245.6       $     937.1      $     716.2
Network access services                      175.7            161.3             532.7            491.6
Long distance services                       119.2            240.2             335.2            719.6
Equipment sales & services                    39.2             42.6             118.3            113.4
Other                                         46.8             37.0              93.7             70.1
                                       -----------      -----------       -----------      -----------
   Total operating revenues            $     690.1      $     726.7       $   2,017.0      $   2,110.9


Operating revenues decreased 5% or $36.6 and 4% or $93.9 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

Local network services revenues increased 26% or $63.6 and 31% or $220.9 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily the result of $70.4 and $206.6 in rate increases associated with the IRD for the three and nine months ended September 30, 1995, respectively. The number of access lines increased 3% for the three and nine months ended September 30, 1995, compared to the same periods in 1994. This growth generated additional revenues of $3.5 and $10.9, respectively. The three and nine month increases are partially offset by $3.0 and $8.1 reductions in revenues, respectively, due to more customers electing measured usage rate plans. The three and nine month increases are also partially offset by a $4.2 reduction in revenues associated with the refund of installation charges to customers.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Network access services revenues increased 9% or $14.4 and 8% or $41.1 for the three and nine months ended September 30, 1995, compared to the same periods in 1994. Minutes of use increased 5% and 7% for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases generated additional revenues of $3.8 and $18.3, respectively.

The increase in network access services revenues for the three months ended September 30, 1995 is primarily due to $7.9 of additional revenues associated with the IRD and the increase in minutes of use. The three month increase is also due to the net effect of the May and August 1995 interstate rate changes that resulted in $5.0 of additional revenues associated with the FCC Price Cap, as mentioned in Other Matters. The three month increase is partially offset by a $4.7 reduction in interstate access revenues associated with affiliate audit price reductions.

The increase in network access services revenues for the nine months ended September 30, 1995 is primarily due to $22.1 in nonrecurring favorable carrier settlement activities recorded in the first quarter of 1995, reflecting a switched access meet point billing settlement with Pacific Bell for the period January 1, 1990 through December 31, 1994. In addition, the nine month increase is due to $10.5 of additional revenues associated with the IRD, $7.7 of additional revenues related to the May and August 1995 interstate rate changes discussed above and the increase in minutes of use. The nine month increase is partially offset by a $14.2 reduction in interstate access revenues associated with affiliate audit price reductions.

Long distance services revenues decreased 50% or $121.0 and 53% or $384.4 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These decreases are primarily the result of $123.3 and $372.1 in rate reductions associated with the previously mentioned IRD for three and nine months ended September 30, 1995, respectively.

Equipment sales and services revenues decreased 8% or $3.4 and increased 4% or $4.9 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three month decrease is primarily due to $4.6 of lower Telephone Sales and Services (TSS) revenues and $0.6 of lower billing and collection revenues, partially offset by a $1.8 increase in revenues associated with growth in voice messaging. The nine month increase is primarily due to an $8.7 increase in revenues due to growth in voice messaging, increases in radio paging revenues and increases in billing and collection revenues. The nine month increases are partially offset by $5.1 of lower TSS revenues.

Other operating revenues increased 26% or $9.8 and 34% or $23.6 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three month increase is primarily due to a $2.3 increase in revenues associated with the IRD, a $1.6 growth in operator services revenues, a $2.5 increase in billing and collection revenues and $1.6 of lower provisions for uncollectible accounts. The nine month increase is primarily due to a $6.9 increase in revenues associated with the IRD, a $5.6 increase in operator services revenues, a $5.1 increase in billing and collection revenues and a $3.7 increase in the collections of late payment fees.

OPERATING EXPENSES

                                           Three Months Ended               Nine Months Ended
                                              September 30,                    September 30,
                                       --------------------------      -----------------------------
                                          1995            1994            1995              1994
                                       ----------      ----------      ----------        -----------
Operating expenses                     $    509.6      $    498.4      $  1,532.1       $  1,503.7

Operating expenses increased 2% or $11.2 and 2% or $28.4 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


The increase in operating expenses for the three months ended September 30, 1995, is primarily due to a $7.6 increase in depreciation primarily associated with additions to plant balances and an $11.5 increase in digital switching software upgrades. The increase is also due to $15.5 of access charge payments to other LECs for intraLATA toll calls that are originated by the Company and terminated by another LEC. As part of the CPUC-ordered rate rebalancing, effective January 1, 1995 the Company transitioned to an Originating Responsibility Plan (ORP) for intraLATA access settlement arrangements. These increases are partially offset by $11.6 of lower labor and benefits costs associated with the Company's re-engineering plan, $3.5 of lower data processing costs and a $1.2 increase in pension income.

The increase in operating expenses for the nine months ended September 30, 1995, is primarily due to a $16.9 increase in labor charges related to flood damage incurred during the first quarter of 1995, a $15.5 increase in depreciation primarily associated with additions to plant balances, an $8.3 increase in digital switching software upgrades and $12.5 of higher costs associated with uncollectible interexchange carrier receivables. The increase is also due to $36.6 of access charge payments under the ORP, as mentioned above. These increases are partially offset by $25.6 of lower labor and benefit costs associated with the previously mentioned re-engineering plan, $5.0 of costs incurred during 1994 related to earthquake damage, a $4.9 settlement gain recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans and $2.9 of insurance proceeds received in 1995 that were related to 1994 earthquake damage. The increases are also partially offset by $10.7 of lower data processing costs and a $12.0 increase in pension income.

  OTHER DEDUCTIONS

                                           Three Months Ended                 Nine Months Ended
                                             September 30,                      September 30,
                                        ---------------------------        ---------------------------
                                         1995             1994              1995             1994
                                        ----------       ----------        ----------       ----------
Interest expense - net                  $     24.8       $     26.4        $     75.2       $     68.8
Income taxes                                  65.4             83.8             171.0            220.6

Interest expense - net decreased 6% or $1.6 for the three months and increased 9% or $6.4 for the nine months ended September 30, 1995, compared to the same periods in 1994. The increase for the nine months ended September 30, 1995 is primarily due to higher average long-term debt levels compared to the same period in 1994.

Income taxes decreased 22% or $18.4 and 22% or $49.6 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to corresponding decreases in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at September 30, 1995, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short- term financing needs.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


The Company's primary source of funds during the first nine months of 1995 was cash from operations of $615.8 compared to $ 648.5 for the same period in 1994. The year-to-year decrease in cash from operations is the result of lower results from operations, partially offset by a decrease in working capital, primarily accounts receivable. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first nine months of 1995 were $293.1 compared to $294.7 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates construction costs for 1995 to approximate capital expenditures of $467.9 incurred during 1994.

Cash used in financing activities was $336.3 during the first nine months of 1995 compared to $ 330.2 for the same period in 1994. The Company retired $35.3 in long-term debt during the first nine months of 1995 compared to $85.4 for the same period in 1994. Cash used in financing activities also included dividend payments of $262.1 in the first nine months of 1995 compared to $279.3 for the same period in 1994. External financing included long-term borrowings of $840.4 during the first nine months of 1994. Proceeds from these borrowings were used primarily to reduce short-term debt.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $445.2, which reduced net income by $274.2, primarily for incremental costs related to implementation of the Company's three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $202.5 have been made since inception of the re-engineering plan, including $89.1 during the first nine months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with workforce reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of September 30, 1995, $242.7 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 4.0% productivity factor for use in the 1995- 1996 tariff year. The Company must share with customers 50% of returns over a 12.25% ROR and up to a 13.25% ROR, and share with customers 100% of returns over a 13.25% ROR. Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $26.0, annually. In addition, the Company filed tariffs effective August 1, 1995 under the interim rules to reduce rates $21.4, annually. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

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

In May 1995, the FCC approved GTE's applications to construct a new fiber optic and coaxial-cable video network in four markets, including Ventura County, California. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval and to initiate construction during the fourth quarter of 1995 with full deployment over the next two to three year period.

In December 1994, the CPUC issued a decision which adopts an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. On April 26, 1995, the CPUC issued a formal rulemaking proceeding and investigation as a procedural vehicle to develop and adopt rules for local competition. The rulemaking document contained proposed interim rules that would authorize competitive LECs to seek authority to offer local exchange services beginning in June 1995. The parties filed comments on the proposed rules on May 24, 1995. The Company's comments asserted the need for evidentiary hearings to address critical issues such as regulatory parity and interconnection prior to the authorization of local competition. On July 19, 1995 the CPUC issued interim Universal Service rules and obligations as a precursor to local competition. The CPUC concurrently commenced a proceeding to examine, and revise as appropriate, the intrastate price cap regulation by January 1, 1996.

The CPUC issued interim rules for local competition on July 24, 1995 which permit facilities-based local competition on January 1, 1996, with resale authority granted two months later. On September 1, 1995, the Company filed with the CPUC for a certificate of public convenience and necessity (CPCN) which would enable the Company to compete within certain Pacific Bell franchised service areas to provide customers with facilities-based and resale-based local exchange services, high-speed digital private line services, and intraLATA toll services. Pacific Bell has made a similar filing seeking a CPCN. Approximately 64 other carriers have requested authority to provide facilities-based and /or resale- based local exchange service. The majority of these carriers requested authority to compete in both GTE and Pacific Bell service territories. Several regulatory proceedings are underway in California to determine terms and conditions for resale of GTE local services, to consider additional pricing flexibility under the CPUC's New Regulatory Framework (NRF), to modify the NRF to reflect the new competitive marketplace and to establish rules for Universal Service funding.

Also on September 1, 1995, the Company and Pacific Bell filed a joint motion requesting the CPUC to modify the IRD decision to reflect the actual increase in calling being experienced as a result of the toll and switched access price decreases ordered in IRD. The estimated calling stimulation contained in the IRD decision has proven to be far in excess of what the market is experiencing. The recovery mechanism proposed by the Company in the joint motion would increase some discrete rates that were proposed by the Company in IRD but not adopted, with the remainder being recovered via an increase in the surcharge mechanism. It is not known when the CPUC will issue a decision on this matter.

On April 20, 1994, the CPUC issued a decision giving final approval to the merger of Contel of California, Inc. into the Company. The decision required the merging companies to flow through to their ratepayers all of the estimated savings that would be produced from the merger. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. On October 5, 1995, the Governor of the State of California signed a law which clarifies the authority of the CPUC to allocate utility merger benefits between ratepayers and
shareholders, with not less than 50% going to ratepayers.   A final CPUC
decision on the allocation of merger benefits is expected in early 1996.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Federal telecommunications legislation has been passed by both the Senate and House of Representatives. The bills must now be reconciled by the joint Senate/House conference committee.

Recent legislative, judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. Today, the Company is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local exchange network and cellular telephone companies. Competition from LECs, interexchange carriers, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

The Company supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $450 and $650. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          September 30,          December 31,
                                                                              1995                   1994
                                                                           ------------          ------------
                                                                                (Thousands of Dollars)
Current assets:
Cash                                                                       $     35,035          $     43,118
Accounts and notes receivable, less allowances of
$49,973 and $38,537, respectively                                               511,074               572,310
Materials and supplies                                                           35,806                40,303
Deferred income tax benefits                                                     73,122                78,924
Prepayments and other                                                            25,009                18,152
                                                                           ------------          -------------
Total current assets                                                            680,046               752,807
                                                                           ------------          -------------


Property, plant and equipment:
Original cost                                                                 8,598,499             8,420,252
Accumulated depreciation                                                     (3,911,731)           (3,582,965)
                                                                           ------------          -------------
Net property, plant and equipment                                             4,686,768             4,837,287
                                                                           ------------          -------------



Prepaid pension costs                                                           406,463               323,979
                                                                           ------------          -------------


Other assets                                                                    147,700               153,571
                                                                           ------------          -------------



Total assets                                                               $  5,920,977          $  6,067,644
                                                                           ============          ============




See Notes to Condensed Consolidated Financial Statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           September 30,         December 31,
                                                                               1995                  1994
                                                                           -------------         -------------
                                                                                 (Thousands of Dollars)
Current liabilities:
Short-term debt, including current maturities                              $     198,173         $     272,199
Accounts payable                                                                 170,156               278,211
Accrued taxes                                                                    140,804                90,676
Accrued interest                                                                  22,804                24,478
Accrued payroll and vacations                                                     95,614                89,918
Accrued dividends                                                                 82,726               133,402
Accrued restructuring costs and other                                            266,016               240,913
                                                                           -------------         -------------
Total current liabilities                                                        976,293             1,129,797
                                                                           -------------         -------------


Long-term debt                                                                 1,280,541             1,280,157
                                                                           -------------         -------------

Reserves and deferred credits:
Deferred income taxes                                                            728,370               739,984
Employee benefit obligations                                                      97,147                36,983
Restructuring costs and other                                                    487,494               556,900
                                                                           -------------         -------------
Total reserves and deferred credits                                            1,313,011             1,333,867
                                                                           -------------         -------------

Shareholders' equity:
Preferred stock                                                                   81,866                81,866
Common stock                                                                   1,388,764             1,388,764
Other capital                                                                      2,040                 2,040
Reinvested earnings                                                              878,462               851,153
                                                                           -------------         -------------
Total shareholders' equity                                                     2,351,132             2,323,823
                                                                           -------------         -------------


Total liabilities and shareholders' equity                                 $   5,920,977         $   6,067,644
                                                                           =============         =============





See Notes to Condensed Consolidated Financial Statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                      ------------------------------------
                                                                           1995                   1994
                                                                      -------------          -------------
                                                                              (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $     238,715          $     317,710
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization                                               448,035                432,578
Deferred income taxes                                                        14,032                 10,192
Provision for uncollectible accounts                                         55,975                 59,105
Changes in current assets and current liabilities                          (118,547)              (127,533)
Other - net                                                                 (22,387)               (43,529)
                                                                      -------------          -------------
Net cash from operating activities                                          615,823                648,523
                                                                      -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (293,060)              (294,693)
Other - net                                                                   5,469                     --
                                                                      -------------          -------------
Net cash used in investing activities                                      (287,591)              (294,693)
                                                                      -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issued                                                            --                840,406
Long-term debt retired                                                      (35,280)               (85,400)
Dividends paid to shareholders                                             (262,082)              (279,258)
Net change in affiliate notes                                                14,126                  9,645
Decrease in short-term debt                                                 (53,079)              (815,608)
                                                                      -------------          -------------
Net cash used in financing activities                                      (336,315)              (330,215)
                                                                      -------------          -------------

Increase (decrease) in cash                                                  (8,083)                23,615

Cash at beginning of period                                                  43,118                  6,620
                                                                      -------------          -------------
Cash at end of period                                                 $      35,035          $      30,235
                                                                      =============          =============






See Notes to Condensed Consolidated Financial Statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN MILLIONS)


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

(2) The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $450 and $650. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

(3) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K.

               (27)     Financial Data Schedule.

         (b) GTE California Incorporated filed a report on Form 8-K dated September 28, 1995 on October 2, 1995, under Item 5 "Other Events". No financial statements were filed with this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                  GTE CALIFORNIA INCORPORATED
                                                  ---------------------------
                                                          (Registrant)



Date:   October 31, 1995                           William M. Edwards, III
     ----------------------                    --------------------------------
                                                   William M. Edwards, III
                                                         Controller
                                                 (Chief Accounting Officer)

                              INDEX TO EXHIBITS




Exhibit                   Description
-------                   -----------
Exhibit 27                Financial Data Schedule