Form 10-K405
period 1995-12-31
GTE CALIFORNIA INC
filed 1996-03-21
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                  December 31, 1995

                                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                     to

Commission File Number                             1-6417

                          GTE CALIFORNIA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                                       95-0510200
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

600 Hidden Ridge, HQE04B12 - Irving, Texas                        75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

Registrant's telephone number, including area code             214-718-5600

Securities registered pursuant to Section 12(b) of the act:

           TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON
                                                            WHICH REGISTERED
FIRST MORTGAGE BONDS, SERIES X, DUE 2001
                                                         PACIFIC STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

4 1/2% SERIES CUMULATIVE PREFERRED STOCK                          $20 PAR VALUE
4 1/2% SERIES CUMULATIVE PREFERRED STOCK                          $20 PAR VALUE
5    % SERIES CUMULATIVE PREFERRED STOCK                          $20 PAR VALUE
7.48 % SERIES CUMULATIVE PREFERRED STOCK                         $100 PAR VALUE
             (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X      NO
                                                ---        ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.      X
                    ---

THE COMPANY HAD 69,438,190 SHARES OF $20 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING PREFERRED STOCK HELD BY NON-AFFILIATES AT FEBRUARY 29, 1996, AMOUNTED TO $3,784,212.

DOCUMENT INCORPORATED BY REFERENCE: PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 10, 1996 (INCORPORATED IN PART III).

TABLE OF CONTENTS

 Item                                                                               Page
 Part I

         1.       Business                                                            1
         2.       Properties                                                          5
         3.       Legal Proceedings                                                   5
         4.       Submission of Matters to a Vote of Security Holders                 5

 Part II

         5.       Market for the Registrant's Common Equity and Related               6
                  Shareholder Matters
         6.       Selected Financial Data                                             7
         7.       Management's Discussion and Analysis of Financial                   8
                  Condition and Results of Operations
         8.       Financial Statements and Supplementary Data                        15
         9.       Changes in and Disagreements with Accountants on                   38
                  Accounting and Financial Disclosure
 Part III

        10.       Directors and Executive Officers of the Registrant                 39
        11.       Executive Compensation                                             41
        12.       Security Ownership of Certain Beneficial Owners and Management     41
        13.       Certain Relationships and Related Transactions                     41

 Part IV

        14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K    42

PART I

Item 1.  Business

GTE California Incorporated (the Company) was incorporated in California in 1929. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in Southern and Central California.

The Company has a wholly-owned subsidiary, GTEL. GTEL markets telecommunications customer premise equipment and other products and services.

On April 20, 1994, the California Public Utilities Commission (CPUC) issued a decision giving final approval to the merger of Contel of California, Inc. into the Company (the Merger). The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the Merger. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the Merger has been delayed. On October 5, 1995, the Governor of the State of California signed a law which clarifies the authority of the CPUC to allocate utility merger benefits between ratepayers and shareholders, with not less than 50% going to ratepayers. The new law became effective January 1, 1996. A decision approving the Merger under the terms of the amended legislation is expected during the second quarter of 1996. It is currently anticipated, subject to receipt of this final approval, that the Merger will be consummated in the second half of 1996.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of California is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers. At December 31, 1995, the Company served 4,009,054 access lines in its service territories with a substantial number of those lines in Southern California.

At December 31, 1995, the Company had 12,032 employees.

The Company has written agreements with the Communications Workers of America
(CWA) covering substantially all hourly employees. The current agreement between the Company and the CWA expires in March 1996 and the agreement between GTEL and the CWA expires in April 1997. Negotiations for a new agreement between the Company and the CWA began on January 15, 1996.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the CPUC as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including California. In addition, eight states, none of which are served by the Company, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

On January 1, 1995, pursuant to an order issued by the CPUC, competition in toll services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll services and access charges while increasing basic local service rates closer to the actual cost of providing such service. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. Revenues decreased by approximately $194.3 million in 1995 as a result of the implementation of this order.

GTE Mobilnet, GTE Card Services and the Company have each requested authority to provide resale based local-exchange service in other major metropolitan areas of California, including San Francisco Bay, San Joaquin Valley, Sacramento, and San Diego.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the local-exchange carrier (LEC) may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 to the Company's consolidated financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $445.2 million re-engineering program. Since the program began in 1994, costs of $240.8 million have been charged to the restructuring reserve -- $154 million related to customer service processes, $34.3 million related to administrative processes and $52.5 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the video distribution business through an open video platform arrangement or via a standard cable television operation. The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations. The FCC will begin the process of formulating rules with respect to the open video platform arrangement which will govern provision of such services. In addition, the FCC has opened two rulemakings to evaluate its cable and telephone home-wiring rules and other technical standards to reflect the growing convergence of the telephone and cable industries.

In May 1995, GTE obtained approval from the FCC to begin construction of its video dialtone network in Ventura County, California. In December 1995, GTE negotiated with local governments in California to begin construction of a traditional cable network in Ventura County, California. The network is scheduled to begin delivery of video services to customers in 1996.

World Class Network

During 1995, the Company deployed its ISDN-based World Class Network in Los Angeles, Santa Barbara and San Bernardino, California to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of the aforementioned properties, located in the state of California, with a substantial amount in Southern California, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1991 to December 31, 1995, the Company made capital expenditures of $2.5 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 29% of gross plant of $8.6 billion at December 31, 1995.

In response to recently enacted and pending legislation and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to the Company's consolidated financial statements included in Item 8.

Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation (GTE).

SHAREHOLDER SERVICES
The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o   Account information
o   Dividends
o   Market prices
o   Transfer instructions
o   Statements and reports
o   Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
    Bank of Boston
    c/o Boston EquiServe, L.P.
    P.O. Box 9121
    Mail Stop 45-02-60
    Boston, MA 02205-9121

For overnight delivery services, use the following address:
    Bank of Boston
    c/o Boston EquiServe, L.P.
    Blue Hills Office Park
    150 Royall Street
    Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1995 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE Corporation through the following universal resource:
    http://www.gte.com

Item 6.      Selected Financial Data

GTE California Incorporated and Subsidiary

                                                                  Years Ended December 31,
                                            --------------------------------------------------------------------
 Selected Income Statement Items (a)           1995        1994           1993(b)          1992          1991
 -----------------------------------        --------------------------------------------------------------------
                                                                   (Thousands of Dollars)
 Revenues and sales                         $2,801,333    $2,947,947      $2,958,558    $3,001,391    $3,040,837
 Operating costs and expenses                2,207,598     2,125,462       2,685,257     2,231,841     2,241,907
                                            --------------------------------------------------------------------
 Operating income                              593,735       822,485         273,301       769,550       798,930
 Interest - net                                100,910        94,480         111,909       120,251       125,338
 Other - net                                        --            --          (2,762)       (3,160)      (11,590)
 Income taxes                                  199,703       293,465          70,535       237,089       242,724
                                            --------------------------------------------------------------------
 Income before extraordinary charges           293,122       434,540          93,619       415,370       442,458
 Extraordinary charges (c)                    (583,428)           --         (20,214)           --            --
                                            --------------------------------------------------------------------
 Net income (loss)                          $ (290,306)   $  434,540      $   73,405    $  415,370    $  442,458
                                            ====================================================================
 Dividends declared on common stock         $  295,200    $  387,843      $  355,000    $  372,267    $  516,620
 Dividends declared on preferred stock           4,784         4,784           4,790         4,755         5,210

                                                                     As of December 31,
                                            --------------------------------------------------------------------
 Selected Balance Sheet Items                  1995          1994           1993           1992          1991
 ----------------------------               --------------------------------------------------------------------
                                                                   (Thousands of Dollars)
 Property, plant and equipment, net (c)     $3,714,439    $4,837,287      $4,962,379    $5,039,231    $5,031,712
 Total assets                                4,906,098     6,067,644       5,968,993     5,928,115     5,916,179
 Long-term debt                              1,285,771     1,280,157         860,398     1,567,017     1,389,404
 Shareholders' equity                        1,733,533     2,323,823       2,281,910     2,568,295     2,529,947

(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.
(b) Operating income in 1993 included a $445.2 million pre-tax charge for restructuring costs which reduced net income by $274.2 million.
(c) See Note 2 to the consolidated financial statements included in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE California Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services throughout Southern and Central California. At December 31, 1995, the Company served 4,009,054 access lines in its service territories with a substantial number of those lines in Southern California. The Company also markets telecommunications customer premise equipment and other products and services through GTEL, a wholly-owned subsidiary.

RESULTS OF OPERATIONS

                                              Years Ended December 31,
                                          ------------------------------------
                                            1995             1994         1993
                                           --------         -------      ------
      Net income (loss)                    $ (290.3)        $ 434.5      $ 73.4

The net loss for 1995 includes one-time extraordinary charges (net of tax) of $583.4 related to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and the early retirement of debt in the fourth quarter of 1995. Results for 1993 include a one-time charge (net of tax) totaling $315.6 to restructure operations and complete enhanced early retirement and voluntary separation programs and for the early retirement of high-coupon debt.

Excluding these special items, net income decreased 33% or $141.4 and increased 12% or $45.5 for 1995 and 1994, respectively. The 1995 decrease is the result of lower operating income primarily due to corresponding decreases in revenues associated with the Implementation Rate Design (IRD) discussed below. The 1995 decrease is also due to higher labor charges due to flood damage incurred during the first quarter of 1995 and higher depreciation expense primarily associated with additions to plant balances during the year. The 1994 increase is primarily the result of ongoing quality and cost control programs and a decrease in interest expense.

On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission (CPUC), competition in toll services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll services and access charges while increasing basic local service rates closer to the actual cost of providing such service. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. Revenues decreased by approximately $194.3 in 1995 as a result of the implementation of this order.

REVENUES AND SALES

                                                Years Ended December 31,
                                          ------------------------------------
                                            1995          1994          1993
                                          --------      --------      --------
     Local services                       $1,253.9      $  964.6      $  975.8
     Network access services                 708.7         669.8         616.1
     Toll services                           448.8         960.6       1,003.2
     Other services and sales                389.9         352.9         363.5
                                          --------      --------      --------
     Total revenues and sales             $2,801.3      $2,947.9      $2,958.6

Total revenues and sales decreased 5% or $146.6 and less than 1% or $10.7 during 1995 and 1994, respectively.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 30% or $289.3 in 1995 and decreased 1% or $11.2 in 1994.
The increase in 1995 is primarily the result of $275.3 in rate increases associated with the IRD. The number of access lines increased 5% in 1995 compared to the same period in 1994, which generated $16.1 of additional revenues. The 1995 increase was partially offset by a $10.4 reduction in revenues due to more customers electing measured usage rate plans and by a $4.2 reduction in revenues associated with the refund of installation charges to customers. The 1994 decrease was primarily due to a rate reduction related to the price cap index and the new regulatory framework (NRF) review partially offset by an increase in revenues due to a 3% growth in access lines.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance service. In addition, end users pay access fees to connect to the local network to obtain long distance service. Network access service revenues increased 6% or $38.9 and 9% or $53.7 in 1995 and 1994, respectively. Minutes of use increased 11% in 1995, compared to the same period in 1994. This increase generated $23 of additional revenues. In addition, the 1995 increase is due to $22.1 in nonrecurring favorable carrier settlement activities recorded in the first quarter of 1995, reflecting a switched access meet point billing settlement with Pacific Bell for the period January 1, 1990 through December 31, 1994. The increase is also due to the net effect of the May and August 1995 interstate rate changes that resulted in $11.1 of additional revenues associated with the FCC Price Cap and $15.9 of additional revenues associated with the IRD. These increases are partially offset by a $19 reduction in interstate access revenues associated with affiliate audit price reductions and by $14.5 of carrier billing settlements recorded in the fourth quarter of 1994. The 1994 increase was due to an 8% increase in minutes of use, driven in part by natural disasters in the first half of 1994, partially offset by lower rates.

The Company's toll services are based on fees charged for service beyond a customer's local calling area but within the local access transport area
(LATA). Toll service revenues decreased 53% or $511.8 and 4% or $42.6 in 1995 and 1994, respectively. The decrease for 1995 is primarily the result of $494.6 in rate reductions associated with the previously mentioned IRD. The 1994 decrease was primarily due to rate reductions related to the price cap index and NRF review.

Other services and sales revenues increased 10% or $37 in 1995 and decreased 3%
or $10.6 in 1994.   The increase for 1995 is primarily due to a $9.1 increase
in revenues associated with the IRD, a $6.9 increase in operator service revenues, an $11.7 increase in billing and collection revenues and a $9.2 increase in revenues due to growth in voice messaging and radio paging. These increases are partially offset by $5.2 of lower sales of single line telephone systems. The 1994 decrease was primarily the result of a reduction in revenues related to the Cerritos project, GTE's testing facility in California for various video services, and a decline in revenues from sales and rental of single line and key telephone systems, partially offset by an increase in revenue from voice messaging services.

OPERATING COSTS AND  EXPENSES

                                                              Years Ended December 31,
                                                       --------------------------------------
                                                         1995           1994           1993
                                                       --------       --------       --------
          Cost of services and sales                   $1,076.8       $1,061.1       $1,092.6
          Selling, general and administrative             527.8          484.5          564.4
          Depreciation and amortization                   603.0          579.9          583.1
          Restructuring                                      --             --          445.2
                                                       --------       --------       --------
          Total operating costs and expenses           $2,207.6       $2,125.5       $2,685.3

Total operating costs and expenses increased 4% or $82.1 in 1995 and decreased 21% or $559.8 in 1994. Effective January 1, 1995, the Company transitioned to an Originating Responsibility Plan (ORP) for intraLATA access settlement arrangements. As part of this CPUC-ordered rate rebalancing, the Company incurred $35.9 of intraLATA access charge payments in 1995 for intraLATA toll calls that were originated by the Company and terminated by another LEC. In addition, the 1995 increase is also due to a $16 increase in labor charges related to flood damage incurred during the first quarter of 1995, a $23.1 increase in depreciation primarily associated with additions to plant balances, $17.5 of higher costs associated with the collection of interexchange carrier receivables, a $10.1 increase in the provision for uncollectible accounts and $6.3 related to changes in plan participation in the Company's incentive compensation programs. These increases are partially offset by $13.7 of settlement gains which resulted from lump-sum payments from the Company's pension plans, $8.4 of lower labor and benefit costs associated with the Company's re-engineering plan, $5 of costs incurred during 1994 related to earthquake damage and $2.9 of insurance proceeds received in 1995 that were related to 1994 earthquake damage. The increases are also partially offset by a $6.7 increase in pension income and an $11.3 reduction in rent expense.

Operating costs and expenses for 1993 include a one-time charge of $445.2 to restructure operations and a one-time charge of $34.7 associated with the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1993. Excluding these items, operating costs and expenses decreased 4% or $79.9 in 1994. This decrease was primarily the result of ongoing quality and cost control programs resulting in a reduction in workforce. The 1994 decrease also reflected lower switched access expenses, installation and maintenance costs and lower depreciation expenses, primarily due to lower composite depreciation rates which were partially offset by additions to plant balances.

OTHER EXPENSES

                                                  Years Ended December 31,
                                              --------------------------------
                                               1995          1994        1993
                                              ------        -----       ------
          Interest - net                      $100.9       $ 94.5       $111.9
          Income taxes                         199.7        293.5         70.5

Interest - net increased 7% or $6.4 in 1995 and decreased 16% or $17.4 in 1994. The 1995 increase is primarily due to higher average long-term debt balances. The 1994 decrease was due to lower average long-term debt levels and lower average interest rates.

Income taxes decreased $93.8 in 1995 and increased $223 in 1994. These changes are primarily due to corresponding changes in pre-tax income. The 1995 decrease is partially offset by lower amortization of investment tax credits.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. A $3,490 line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs. Subsequent to the filing of its Registration Statement on Form S-3 on February 16, 1996, the Company has shelf registration statements for an additional $500 of debentures.

The Company's primary source of funds during 1995 was cash from operations of $772.2 compared to $851.3 in 1994. The decrease is primarily the result of lower results from operations associated with the IRD. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company used $393.5 and $438.4 in investing activities during 1995 and 1994, respectively. The Company's capital expenditures during 1995 were $399 compared to $452.5 in 1994. The declining requirements for modernization of current facilities offset the expenditures associated with continued growth in access lines and introduction of new products and services, including broadband digital services. During 1994, the Company received approximately $14 of proceeds (which approximated net book value) from the sale of 5,400 access lines in

California to Citizens Utilities Company. The Company's anticipated construction costs for 1996 are expected to approximate those of 1995.

Cash used in financing activities was $390.7 in 1995 compared to $376.4 in 1994. In December 1995, the Company called $75 of long-term debt prior to stated maturity with proceeds from commercial paper borrowings. The Company retired an additional $75.3 in long-term debt in 1995 compared to $35.5 in 1994. In February 1994, the Company issued $300 of 5-5/8% Debentures, due 2001. In March and April, 1994, respectively, the Company issued $250 of 6-3/4% Debentures due 2004 and $250 of 8.07% Debentures due 2024 to refinance commercial paper. Dividends of $344.6 were paid to the shareholders in 1995 compared to $370.3 in 1994.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the CPUC as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including California. In addition, eight states, none of which are served by the Company, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

On January 1, 1995, pursuant to an order issued by the CPUC, competition in toll services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll services and access charges while increasing basic local service rates closer to the actual cost of providing such service. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. As expected, revenues decreased by approximately $194.3 in 1995 as a result of the implementation of this order.

GTE Mobilnet, GTE Card Services and the Company have each requested authority to provide resale based local-exchange service in other major metropolitan areas of California, including San Francisco Bay, San Joaquin Valley, Sacramento, and San Diego.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the local exchange carriers (LECs) may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 to the Company's consolidated financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $445.2 re-engineering program. Since the program began in 1994, costs of $240.8 have been charged to the restructuring reserve -- $154 related to customer service processes, $34.3 related to administrative processes and $52.5 related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the video distribution business through an open video platform arrangement or via a standard cable television operation. The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations. The FCC will begin the process of formulating rules with respect to the open video platform arrangement which will govern provision of such services. In addition, the FCC has opened two rulemakings to evaluate its cable and telephone home-wiring rules and other technical standards to reflect the growing convergence of the telephone and cable industries.

In May 1995, GTE obtained approval from the FCC to begin construction of its video dialtone network in Ventura County, California. In December 1995, GTE negotiated with local governments in California to begin construction of a traditional cable network in Ventura County, California. The network is scheduled to begin delivery of video services to customers in 1996.

World Class Network

During 1995, the Company deployed its ISDN-based World Class Network in Los Angeles, Santa Barbara and San Bernardino, California to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high- speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE California Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

   Years Ended December 31                                                 1995             1994               1993
   -----------------------                                               ----------       ----------        ----------
                                                                                      (Thousands of Dollars)
   Revenues and sales (a):
       Local services                                                    $1,253,896        $ 964,659        $  975,780
       Network access services                                              708,745          669,789           616,122
       Toll services                                                        448,796          960,571         1,003,154
       Other services and sales                                             389,896          352,928           363,502
                                                                         ----------       ----------        ----------

       Total revenues and sales                                           2,801,333        2,947,947         2,958,558
                                                                         ----------       ----------        ----------

   Operating costs and expenses (b):
       Cost of services and sales                                         1,076,787        1,061,059         1,092,559
       Selling, general and administrative                                  527,813          484,536           564,457
       Depreciation and amortization                                        602,998          579,867           583,066
       Restructuring                                                             --               --           445,175
                                                                         ----------       ----------        ----------

       Total operating costs and expenses                                 2,207,598        2,125,462         2,685,257
                                                                         ----------       ----------        ----------

   Operating income                                                         593,735          822,485           273,301

   Other (income) expense:
       Interest - net                                                       100,910           94,480           111,909
       Other - net                                                               --               --            (2,762)
                                                                         ----------       ----------        ----------

   Income before income taxes                                               492,825          728,005           164,154
       Income taxes                                                         199,703          293,465            70,535
                                                                         ----------       ----------        ----------

   Income before extraordinary charges                                      293,122          434,540            93,619
       Extraordinary charges                                               (583,428)              --           (20,214)
                                                                         ----------       ----------        ----------

   Net income (loss)                                                     $ (290,306)      $  434,540        $   73,405
                                                                         ==========       ==========        ==========

(a) Includes billings to affiliates of $122,591, $124,704, and $136,800 for the years 1995 - 1993, respectively.
(b) Includes billings from affiliates of $212,070, $190,692, and $174,743 for the years 1995 - 1993, respectively.




See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONSOLIDATED BALANCE SHEETS

     December 31                                                                            1995           1994
     -----------                                                                          ----------     ----------
                                                                                           (Thousands of Dollars)
     ASSETS
     Current assets:
        Cash and temporary investments                                                    $   31,126     $   43,118
        Receivables, less allowances of $56,810 and $38,537                                  554,271        572,310
        Inventories and supplies                                                              31,022         40,303
        Deferred income tax benefits                                                          81,181         78,924
        Other                                                                                 13,906         18,152
                                                                                          ----------     ----------
           Total current assets                                                              711,506        752,807
                                                                                          ----------     ----------

     Property, plant and equipment, net                                                    3,714,439      4,837,287
     Prepaid pension costs                                                                   443,591        323,979
     Other assets                                                                             36,562        153,571
                                                                                          ----------     ----------
     Total assets                                                                         $4,906,098     $6,067,644
                                                                                          ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Short-term obligations, including current maturities                              $  221,518     $  272,199
        Accounts payable                                                                     126,391        179,227
        Affiliate payables and accruals                                                      113,112         98,984
        Advanced billings and customer deposits                                               65,738         52,072
        Taxes payable                                                                         67,808         90,676
        Accrued interest                                                                      22,836         24,478
        Accrued payroll costs                                                                100,041         89,918
        Dividends payable                                                                     88,754        133,402
        Accrued restructuring costs                                                          204,430        109,050
        Other                                                                                 87,422         79,791
                                                                                          ----------     ----------
           Total current liabilities                                                       1,098,050      1,129,797
                                                                                          ----------     ----------

     Non-current liabilities:
        Long-term debt                                                                     1,285,771      1,280,157
        Deferred income taxes                                                                316,716        739,984
        Employee benefit obligations                                                          98,676         36,983
        Restructuring costs                                                                       --        222,728
        Other liabilities                                                                    373,352        334,172
                                                                                          ----------     ----------
           Total non-current liabilities                                                   2,074,515      2,614,024
                                                                                          ----------     ----------

     Shareholders' equity:
        Preferred stock                                                                       81,866         81,866
        Common stock (69,438,190 shares issued)                                            1,388,764      1,388,764
        Additional paid-in capital                                                             2,040          2,040
        Retained earnings                                                                    260,863        851,153
                                                                                          ----------     ----------
           Total shareholders' equity                                                      1,733,533      2,323,823
                                                                                          ----------     ----------
     Total liabilities and shareholders' equity                                           $4,906,098     $6,067,644
                                                                                          ==========     ==========

See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

     Years Ended December 31                                                   1995           1994           1993
     -----------------------                                                 ---------      ---------     ----------
                                                                                   (Thousands of Dollars)
     Operations:
        Income before extraordinary charges                                  $ 293,122      $ 434,540     $   93,619
        Adjustments to reconcile income before extraordinary
           charges to net cash from operations:
           Depreciation and amortization                                       602,998        579,867        583,066
           Deferred income taxes                                                37,756          6,559      (206,475)
           Restructuring costs                                                      --             --        445,175
           Provision for uncollectible accounts                                 79,293         69,168         85,365
           Change in current assets and current liabilities:
              Receivables - net                                                (41,784)      (141,621)       (79,921)
              Other current assets                                              13,527            555         (1,093)
              Accrued taxes and interest                                       (24,447)        22,614         30,743
              Other current liabilities                                       (119,953)       (66,628)       (13,853)
           Other - net                                                         (68,265)       (53,720)        54,713
                                                                             ---------      ---------     ----------
           Net cash from operations                                            772,247        851,334        991,339
                                                                             ---------      ---------     ----------

     Investing:
     Capital expenditures                                                     (399,018)      (452,470)     (497,403)
     Proceeds from sale of assets                                                   --         14,023             --
     Other - net                                                                 5,469             --          5,338
                                                                             ---------      ---------     ----------
           Net cash used in investing                                         (393,549)      (438,447)      (492,065)
                                                                             ---------      ---------     ----------

     Financing:
     Long-term debt issued                                                          --        790,724        149,789
     Long-term debt retired                                                   (150,347)       (35,538)      (961,489)
     Dividends                                                                (344,632)      (370,271)      (296,888)
     Increase (decrease) in short-term obligations,
              excluding current maturities                                     104,289       (761,304)       641,466
     Other - net                                                                    --             --        (38,300)
                                                                             ---------      ---------     ----------
           Net cash used in financing                                         (390,690)      (376,389)      (505,422)
                                                                             ---------      ---------     ----------

     Increase (decrease) in cash and temporary investments                     (11,992)        36,498         (6,148)

     Cash and temporary investments:
        Beginning of year                                                       43,118          6,620         12,768
                                                                             ---------      ---------     ----------
        End of year                                                          $  31,126      $  43,118     $    6,620
                                                                             =========      =========     ==========
     Cash paid during the year for:
        Interest                                                             $ 109,320      $  86,038     $  123,560
        Income taxes                                                           181,157        285,390        237,255

See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Additional
                                                     Preferred       Common          Paid-In    Retained
                                                      Stock           Stock          Capital    Earnings       Total
                                                     ---------     -----------     ----------  ----------    ----------
                                                                         (Thousands of Dollars)
 Shareholders' equity, December 31, 1992             $ 81,866      $ 1,388,764       $ 2,040   $1,095,625    $2,568,295
 Net income                                                                                        73,405        73,405
 Dividends declared                                                                              (359,790)     (359,790)
                                                     --------      -----------       -------   ----------    ----------
 Shareholders' equity, December 31, 1993               81,866        1,388,764         2,040      809,240     2,281,910
 Net income                                                                                       434,540       434,540
 Dividends declared                                                                              (392,627)     (392,627)
                                                     --------      -----------       -------   ----------    ----------
 Shareholders' equity, December 31, 1994               81,866        1,388,764         2,040      851,153     2,323,823
 Net loss                                                                                        (290,306)     (290,306)
 Dividends declared                                                                              (299,984)     (299,984)
                                                     --------      -----------       -------   ----------    ----------
 Shareholders' equity, December 31, 1995             $ 81,866      $ 1,388,764       $ 2,040   $  260,863    $1,733,533
                                                     ========      ===========       =======   ==========    ==========


See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE California Incorporated (the Company) provides communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. At December 31, 1995, the Company served 4,009,054 access lines in the state of California. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GTEL. All significant intercompany transactions have been eliminated.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2). The 1995 financial presentation reflects account classifications consistent with unregulated enterprises operating in a competitive environment. Specifically, uncollectible revenue accounts have been reclassified from revenues and sales to selling, general and administrative expenses. Reclassifications of prior-year data have been made, where appropriate, to conform to the 1995 presentation.

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies, which are not subsidiaries of the Company, supply construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $94.8 million, $81.9 million and $152.7 million for the years 1995-1993, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $212.1 million, $190.7 million and $174.7 million for the years 1995-1993, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $122.6 million, $124.7 million and $136.8 million for the years 1995-1993, respectively.

TELEPHONE PLANT

The Company has historically provided for depreciation on a straight-line basis over asset lives approved by regulators. Beginning in 1996, the Company will provide for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers. Long-term contracts are generally accounted for using the percentage-of-completion method with revenues recognized in the proportion that costs incurred bear to the estimated total costs to completion. Expected losses, if any, are charged to income currently.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on accumulated benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) effective January 1, 1993. FAS 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.

2.  EXTRAORDINARY CHARGES

In response to recently enacted and pending legislation (see Note 11) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $583.2 million (net of tax benefits of $406.1 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. The amount of the charge was based on an analysis of the discounted cash flows expected to be generated by the embedded telephone plant and equipment over their remaining economic lives. In addition to the one-time charge, the Company, beginning in 1996, will shorten the depreciable lives of its telephone plant and equipment as follows as a result of the discontinuance of FAS 71:

                                                                          Depreciable Lives
                                                                       ------------------------
                                                                       Average
          Asset Category                                               Before             After
       -------------------                                             -------            -----
       Copper                                                          20-30               15
       Switching                                                       17-19               10
       Circuit                                                         11-13               8
       Fiber                                                           25-30               20

In addition, during 1995, the Company redeemed prior to stated maturity, $75 million of long-term debt. This redemption resulted in an after-tax extraordinary charge of $0.2 million (net of tax benefits of $0.1 million).

During 1993, the Company redeemed prior to stated maturity, $785 million of high-coupon first-mortgage bonds. These redemptions resulted in an after-tax extraordinary charge of $20.2 million (net of tax benefits of $13.6 million).

3.  RESTRUCTURING COSTS

Results for 1993 include one-time pretax restructuring costs of $445.2 million, which reduced net income by $274.2 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The implementation of the plan is expected to result in costs of $288.7 million to re-engineer customer service processes and $104 million to re-engineer administrative processes. The restructuring costs also include $52.5 million primarily for the consolidation of facilities and operations and other related costs. Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996.

Costs of $240.8 million have been incurred since the plan's inception including $154 million related to customer service processes, $34.3 million related to administrative processes and $52.5 million related to the consolidation of facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pretax charge of $34.7 million which reduced 1993 net income by $21.2 million.

4.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1995 and 1994 is as follows:

                                                               Shares
                                                              ---------
 Authorized:
    $  20 par value                                           2,499,174
    $100 par value                                              500,000
                                                              ---------
                                                              2,999,174
                                                              =========
                                                               Shares           Amount
                                                              ---------        -------
                                                               (Thousands of Dollars)
 Outstanding:
    $ 20 par value
       4 1/2 % Series (issued in 1945)                          280,312        $ 5,606
       4 1/2 % Series (issued in 1956)                          718,862         14,378
       5     % Series                                         1,500,000         30,000

    $100 par value
     7.48 % Series                                              318,821         31,882
                                                              ---------        -------
          Total                                               2,817,995        $81,866
                                                              =========        =======

There were no retirements, redemptions or other activity for the years
1995-1993.

At the Company's option, these series of preferred stock are redeemable at premiums, in whole or in part, on thirty days notice.

The 4 1/2% Series (1945 issue) is entitled to one vote per share, with the right to vote cumulatively in the election of directors. Otherwise, the preferred shareholders have no voting rights.

No shares of preferred stock were reserved for officers and employees, or for options, warrants, conversions or other rights. The Company is not in arrears in its dividend payments at December 31, 1995.

5.  COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $20 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1995, $9.6 million was restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Articles of Incorporation.

6.  DEBT

Long-term debt as of December 31 was as follows:

                                                                                        1995                   1994
                                                                                     ----------             ----------
                                                                                         (Thousands of Dollars)
  First mortgage bonds:
        4 1/2 % Series Q,  due 1995                                                  $       --             $   35,000
        5     % Series R,  due 1995                                                          --                 40,000
        6     % Series S,  due 1996                                                      45,000                 45,000
        6 3/4 % Series T,  due 1997                                                      55,000                 55,000
        7 1/8 % Series U,  due 1998                                                      60,000                 60,000
        7 5/8 % Series X,  due 2001                                                      50,000                 50,000
        7 3/4 % Series RR, due 1998                                                          --                 75,000
        6 1/4 % Series TT, due 1998                                                     150,000                150,000
                                                                                     ----------             ----------
                                                                                        360,000                510,000
                                                                                     ----------             ----------
  Debentures:
        5 5/8 % Series A,  due 2001                                                     300,000                300,000
        6 3/4 % Series B,  due 2004                                                     250,000                250,000
        8.07  % Series C,  due 2024                                                     250,000                250,000
                                                                                     ----------             ----------
                                                                                        800,000                800,000
                                                                                     ----------             ----------
  Other:
        6.25 % GTE Finance Corporation promissory note, due 1995                             --                 50,000
        7.38 % GTE Finance Corporation promissory note, due 1997                         50,000                 50,000
        6.60 % GTE Finance Corporation promissory note, due 2000                         50,000                     --
        Commercial paper expected to be refinanced on a long-term basis                  75,000                     --
        Capitalized leases                                                                1,139                  1,486
                                                                                     ----------             ----------
     Total principal amount                                                           1,336,139              1,411,486
  Less: discount                                                                         (5,092)                (5,983)
                                                                                     ----------             ----------
     Total                                                                            1,331,047              1,405,503

  Less: current maturities of long-term debt                                            (45,276)              (125,346)
                                                                                     ----------             ----------
     Total long-term debt                                                            $1,285,771             $1,280,157
                                                                                     ==========             ==========


Long-term debt as of December 31, 1995 includes $75 million of commercial paper which the Company anticipates refinancing during the first half of 1996 as further discussed in Note 7.

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

Estimated payments of long-term debt during the next five years are $45.3 million in 1996; $105.3 million in 1997; $210.3 million in 1998; $0.1 million in 1999 and $50 million in 2000.

Total short-term obligations as of December 31, were as follows:

                                                                                          1995              1994
                                                                                        --------          --------
                                                                                          (Thousands of Dollars)
      Commercial paper - average rates 5.75% and 3.55%                                  $125,130          $ 93,579
      Notes payable to affiliate - average rates 6.10% and 3.27%                          51,112            53,274
      Current maturities of long-term debt                                                45,276           125,346
                                                                                        --------          --------
         Total                                                                          $221,518          $272,199
                                                                                        ========          ========

A $3.5 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

7.   FINANCIAL INSTRUMENTS

During 1995, the Company entered into forward contracts to sell $75 million of U.S. Treasury Bonds in order to hedge against future changes in market interest rates related to the debt the Company has called and anticipates refinancing during the first half of 1996. Any gain or loss recognized upon the expiration or settlement of the forward contracts will be amortized over the life of the associated refinanced debt as an offset or addition to interest expense.

The risk associated with these off-balance sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of non-performance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying values. As of December 31, 1995, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $39 million. The estimated fair value of long-term debt as of December 31, 1994 was lower than the carrying value by approximately $109 million.

8.   INCOME TAXES

The income tax provision is as follows:

                                                             1995               1994              1993
                                                           --------           --------         ---------
                                                                     (Thousands of Dollars)
  Current:
     Federal                                               $119,640           $217,520         $ 206,661
     State                                                   42,307             69,386            70,349
                                                           --------           --------         ---------
                                                            161,947            286,906           277,010
                                                           --------           --------         ---------
  Deferred:
     Federal                                                 39,595             18,080          (138,179)
     State                                                   14,960              7,770           (44,113)
                                                           --------           --------         ---------
                                                             54,555             25,850          (182,292)
                                                           --------           --------         ---------
  Amortization of deferred investment tax credits           (16,799)           (19,291)          (24,183)
                                                           --------           --------         ---------
        Total                                              $199,703           $293,465         $  70,535
                                                           ========           ========         =========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                               1995           1994            1993
                                                                             --------       --------        --------
                                                                                   (Thousands of Dollars)
    Amounts computed at statutory rates                                      $170,814       $254,802        $ 57,454
        State income taxes, net of federal tax benefits                        37,224         50,151          17,053
        Amortization of deferred investment tax credits                       (16,799)       (19,291)        (24,183)
        Depreciation of telephone plant construction costs
           previously deducted for tax purposes - net                          15,817         20,841          21,772
        Rate differentials applied to reversing temporary differences          (6,897)       (11,461)         (4,896)
        Other differences, including settlements of prior year
           tax issues                                                            (456)        (1,577)          3,335
                                                                             --------       --------        --------
           Total provision                                                   $199,703       $293,465        $ 70,535
                                                                             ========       ========        ========

The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31 are as follows:


                                                                                      1995                1994
                                                                                      --------           ---------
                                                                                         (Thousands of Dollars)
      Depreciation and amortization                                                   $280,045           $ 719,319
      Employee benefit obligations                                                     (74,051)            (27,201)
      Prepaid pension costs                                                             55,977              19,666
      Restructuring costs                                                              (83,918)           (136,195)
      Investment tax credits                                                            43,726              69,801
      Other - net                                                                       13,756              15,670
                                                                                      --------           ---------
            Total                                                                     $235,535           $ 661,060
                                                                                      ========           =========

9.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1995-1993 were as follows:

                                                                            1995             1994             1993
                                                                          ---------        ---------        ---------
                                                                                   (Thousands of Dollars)
    Benefits earned during the year                                       $  30,338        $  38,734        $  45,466
    Interest cost on projected benefit obligations                           94,735           90,606          105,260
    Return on plan assets:
       Actual                                                              (471,234)           4,474         (373,149)
       Deferred                                                             284,187         (185,640)         191,512
    Other - net                                                             (44,706)         (39,322)         (43,290)
                                                                          ---------        ---------        ---------
       Total - net                                                        $(106,680)       $ (91,148)       $ (74,201)
                                                                          =========        =========        =========


The expected long-term rate of return on plan assets was 8.5% for 1995 and 1994, and 8.25% for 1993.

The funded status of the plans and the net prepaid pension cost at December 31 were as follows:

                                                                                            1995             1994
                                                                                          ----------     ----------
                                                                                            (Thousands of Dollars)
  Vested benefit obligations                                                              $  931,289        $  794,143
                                                                                          ==========        ==========
  Accumulated benefit obligations                                                         $1,032,737        $  888,321
                                                                                          ==========        ==========
  Plan assets at fair value                                                               $2,579,600        $2,243,960
  Less: projected benefit obligations                                                      1,290,989         1,138,706
                                                                                          ----------        ----------
  Excess of assets over projected benefit obligations                                      1,288,611         1,105,254
  Unrecognized net transition asset                                                         (149,172)         (173,088)
  Unrecognized net gain                                                                     (695,848)         (608,187)
                                                                                          ----------        ----------
      Total - net                                                                         $  443,591        $  323,979
                                                                                          ==========        ==========

Assumptions used to develop the projected benefit obligations at December 31 were as follows:

                                                                                               1995              1994
                                                                                              ------            ------
  Discount rate                                                                                7.50%             8.25%
  Rate of compensation increase                                                                5.25%             5.50%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that the expected costs of postretirement benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of FAS 106, the cost of these benefits was charged to expense as paid.

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1995-93 included the following components:

                                                                          1995                1994                1993
                                                                        --------            --------            --------
                                                                                   (Thousands of Dollars)
 Benefits earned during the year                                        $  6,344            $  7,147            $ 12,991
 Interest cost on accumulated postretirement benefit obligations          47,454              49,821              52,325
 Actual return on plan assets                                            (16,386)              3,202              (2,343)
 Amortization of transition obligation                                    25,729              27,096              32,735
 Other - net                                                               8,246             (11,556)                 --
                                                                        --------            --------            --------
    Total - net                                                         $ 71,387            $ 75,710            $ 95,708
                                                                        ========            ========            ========

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                                           1995                1994
                                                                                         ---------           ---------
                                                                                            (Thousands of Dollars)
  Accumulated postretirement benefit obligations attributable to:
     Retirees                                                                            $ 486,119           $ 509,682
     Fully eligible active plan participants                                                13,513               9,357
     Other active plan participants                                                        146,824             129,154
                                                                                         ---------           ---------
  Total accumulated postretirement benefit obligations                                     646,456             648,193
  Less: fair value of plan assets                                                          146,136             103,432
                                                                                         ---------           ---------
  Excess of accumulated obligations over plan assets                                       500,320             544,761
  Unrecognized transition obligation                                                      (424,284)           (472,480)
  Unrecognized net gain (loss)                                                              10,174             (48,205)
                                                                                         ---------           ---------
     Total                                                                               $  86,210           $  24,076
                                                                                         =========           =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1995 and 8.25% at December 31, 1994. The assumed health care cost trend rates in 1995 and 1994 were 11% and 12%, respectively, for pre-65 participants and 8.5% and 9%,respectively, for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1995 costs by $4.2 million and the accumulated postretirement benefit obligation as of December 31, 1995 by $51.9 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for nonunion employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $10.5 million, $9.9 million and $10.2 million in the years 1995-93, respectively.


10.  PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment is summarized as follows at December 31:

                                                                                     1995                   1994
                                                                                  -----------           -----------
                                                                                        (Thousands of Dollars)
   Land                                                                           $    59,329           $    59,477
   Buildings                                                                          619,571               615,414
   Plant and equipment                                                              7,034,436             6,783,030
   Other                                                                              883,664               962,331
                                                                                  -----------           -----------
      Total                                                                         8,597,000             8,420,252
   Accumulated depreciation (see Note 2)                                           (4,882,561)           (3,582,965)
                                                                                  -----------           -----------
      Total  property, plant and equipment - net                                  $ 3,714,439           $ 4,837,287
                                                                                  ===========           ===========


Depreciation provisions in 1995-1993 were equivalent to composite average percentages of 7.2%, 7.1% and 7.4%, respectively.

11.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the California Public Utilities Commission (CPUC). The Company is subject to regulation by the Federal Communications Commission (FCC) for its interstate business operations.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company also provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting local-exchange carriers (LECs) in conformity with state regulatory orders.

New Regulatory Framework (NRF)

Effective January 1, 1990, the CPUC adopted the NRF for the Company. The new framework replaced the traditional "rate case" process with a framework that centers around a Price Cap Index (PCI) mechanism with "sharing" of intrastate earnings (those earnings subject to CPUC regulation) above a benchmark rate of return. This plan is designed to stimulate productivity and efficiencies with a portion of these gains flowing directly to the customer. In May 1992, the CPUC initiated a proceeding to review the NRF plan. On September 1, 1993, the CPUC ordered that modifications be made to the Company's NRF plan, effective January 1, 1994, which required the Company to refund to customers all earnings over a 15.5% rate of return. As part of the settlement agreement approved by the CPUC, the CPUC eliminated the previous sharing mechanism where half of any earnings over the 13% rate of return (ROR) benchmark would be refunded to ratepayers.

Under the NRF, rates are adjusted annually by the PCI which is based on inflation minus a productivity improvement factor. Rates for partially competitive services (i.e., Centrex and custom calling features) may be priced below the price cap within a range set by the CPUC. Rates are also adjusted for exogenous events that are beyond the control of management as defined in this plan. Fully competitive services (e.g., directory advertising) are not subject to pricing limits set by the CPUC.

The 1993 price cap index adjustment resulted in a rate increase of $11 million, which the CPUC approved in an order issued December 16, 1992. On December 17, 1993, the CPUC approved the Company's 1994 price cap index filing which resulted in a rate reduction of approximately $100 million. On December 21, 1994, the CPUC approved the Company's 1995 price cap index filing which resulted in a rate reduction of $12 million. On December 20, 1995, the CPUC approved the 1996 price cap index filing whereby the CPUC modified the terms of the Company's price cap based incentive regulation plan in recognition of growing competition. In 1996, the Company was ordered to continue to use a price cap with a productivity factor of 4.6% as an offset to inflation to adjust its prices for 1996. The impact of this order would result in a $47.1 million rate reduction. In 1997 and 1998, the Company's rates for monopoly and partially competitive services will be frozen. In its ruling, however, the CPUC indicated that it would also consider modifying its price cap order to allow the Company to suspend the price cap formula in 1996. On December 21, 1995, the Company filed its petition requesting suspension of the price cap formula for 1996. The Company's 1996 Price Cap reduction of $47.1 million has been suspended pending the outcome of this petition. A decision is expected by the end of the second quarter of 1996

Several regulatory proceedings are underway in California to determine the terms and conditions for unbundling GTE's network, to consider additional pricing flexibility under the CPUC's NRF to modify the NRF to reflect the new competitive marketplace, to institute intraLATA 1+ dialing parity provisions and to establish final rules and obligations for Universal Service funding.

Implementation Rate Design (IRD)

In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without pre-subscription) in California, effective January 1, 1995, associated with the IRD. The final order also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local-exchange rates closer to the actual cost of providing such service. Specifically, the CPUC reduced rates for the Company's toll services by an average of 42% and its switched access rates by more than 50% while offsetting the revenue impacts by increasing other rates closer to cost. Monthly service rates for flat-rate residential customers increased from $11.21 to $17.25 while measured business customers' rates increased from $10.46 to $19.22. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. This decision did not permit rate increases to compensate for competitive losses of market share. Revenues decreased by approximately $194.3 million in 1995 as a result of the implementation of this order. The Company's request for reconsideration of this aspect of the order was denied on February 7, 1996.

On September 1, 1995, the Company and Pacific Bell filed a joint motion requesting the CPUC to modify the IRD decision to reflect the actual increase in calling being experienced as a result of the toll and switched access price decreases ordered in the IRD decision. The estimated calling stimulation contained in the IRD decision has proven to be far in excess of what the market is experiencing. The recovery mechanism proposed by the Company in the joint motion would increase some discrete rates that were proposed by the Company in the IRD but not adopted, with the remainder being recovered via an increase in
the surcharge mechanism.   It is not known when the CPUC will issue a decision
on this matter.

Competition

In December 1994, the CPUC issued a decision which adopted an initial procedural plan to facilitate opening local- exchange telecommunications markets to competition by January 1, 1997. On April 26, 1995, the CPUC issued a formal rulemaking proceeding and investigation as a procedural vehicle to develop and adopt rules for local competition. The rulemaking document contained proposed interim rules that authorized competitive LECs to seek authority to offer local- exchange services beginning in June 1995. The parties filed comments on the proposed rules on May 24, 1995. The Company's comments asserted the need for evidentiary hearings to address critical issues such as regulatory parity and interconnection prior to the authorization of local competition. On July 19, 1995 the CPUC issued interim Universal Service rules and obligations as a precursor to local competition. The CPUC is expected to adopt final Universal Service rules and obligations by July 1996.

The CPUC issued interim rules for local competition on July 24, 1995, which permitted facilities-based local competition on January 1, 1996, with resale authority granted two months later. On September 1, 1995, the Company filed with the CPUC for a certificate of public convenience and necessity (CPCN) which would enable the Company to compete within certain Pacific Bell franchised service areas to provide customers with facilities-based and resale-based local-exchange services, high-speed digital private line services, and intraLATA toll services. Pacific Bell and over 60 other carriers have made similar filings seeking a CPCN to compete in both GTE and Pacific Bell service territories. On December 20, 1995, the CPUC approved the Company's request to provide intraLATA toll, high-speed digital private line services, and facilities-based local services outside of its current franchise areas in competition with other LECs. On February 23, 1996, the CPUC approved the Company's request to provide resale-based local services outside of its current franchise areas. On March 13, 1996, the CPUC adopted interim resale rates and rules, effective March 31, 1996, allowing competitive LECs to begin providing service.

On February 23, 1996, the CPUC also adopted additional local competition rules addressing interconnection terms and conditions, joint provisioning of access services, information-mass announcement services and additional intercompany arrangements.

Merger

In March 1991, the merger of the Company's parent, GTE, and Contel Corporation (Contel) was consummated. In a decision issued on March 13, 1991, the CPUC approved a stipulation agreement which tentatively approved the merger of GTE and Contel. The decision also established a second phase of the proceeding in which GTE was directed to show that the merger meets certain California statutory requirements. GTE was also ordered to submit a plan for the merger of Contel of California, Inc. into GTE California Incorporated. On September 14, 1992 the Company and Contel of California, Inc. joined with GTE and Contel in filing a comprehensive plan with the CPUC to merge Contel of California, Inc. into the Company (the Merger).

On December 23, 1993, an Administrative Law Judge issued a proposed Phase II order approving the Merger. The proposed order would add a third phase to the merger proceeding in which the issues of a start-up revenue requirement for Contel's pre-merger operations and rate integration of the respective company tariffs will be considered.

On April 20, 1994, the CPUC issued a decision giving final approval to the Merger. The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the Merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the Merger has been delayed. The Company and other interested parties filed reports and comments pursuant to this proceeding. On October 5, 1995, the Governor of the State of California signed a law which clarifies the authority of the CPUC to allocate utility merger benefits between
ratepayers and shareholders, with not less than 50% going to ratepayers.   A
final CPUC decision approving the Merger under the terms of the amended legislation is expected during the second quarter of 1996. It is currently anticipated, subject to receipt of this final approval, that the Merger will be consummated in the second half of 1996.

Other Matters

On October 12, 1994, the CPUC issued a decision which authorized further proceedings to be held with regard to a previous CPUC decision that adopted accrual accounting for FAS 106, which permitted the Company to recover its FAS 106 costs as an exogenous factor in annual price cap filings. This decision reaffirmed the CPUC decision to adopt FAS 106 for rate making purposes. However, the issue of exogenous recovery will be further reviewed and any revenues collected in rates subsequent to October 12, 1994, are subject to refund pending further investigation. The Company is currently recovering $30 million annually in rates for FAS 106 costs.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 4.0% productivity factor for use in the 1995-1996 tariff year. The Company must share with customers 50% of returns over a 12.25% ROR and up to a 13.25% ROR, and share with customers 100% of returns over a 13.25% ROR. Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $26 million, annually. In addition, the Company filed tariffs effective August 1, 1995 under the interim rules to reduce rates $21.4 million, annually. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

In May 1995, GTE obtained approval from the FCC to begin construction of its video dialtone network in Ventura County, California. In December 1995, GTE negotiated with local governments in California to begin construction of a traditional cable network in Ventura County, California. This network is scheduled to begin delivery of video services to customers in 1996.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1995-1993 under various arrangements and amounted to $225 million, $281.6 million and $282.4 million, respectively.

12.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $26.1 million, $37.4 million and $31.3 million in 1995-1993, respectively. Minimum rental commitments for noncancelable leases through 2000 do not exceed $14.3 million annually and aggregate $11.8 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

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


13. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1995 and 1994 quarterly financial data is as follows:

                                                                           Revenues          Operating        Net Income
                                                                           and Sales           Income            (Loss)
                                                                          ----------         ---------        ----------
                                                                                     (Thousands of Dollars)
 1995
    First Quarter                                                         $  684,761          $172,649         $  87,903
    Second Quarter                                                           681,367           131,848            60,636
    Third Quarter                                                            706,184           180,406            90,175
    Fourth Quarter (a)                                                       729,021           108,832          (529,020)
                                                                          ----------          --------         ---------
       Total                                                              $2,801,333          $593,735         $(290,306)
                                                                          ==========          ========         =========

 1994
    First Quarter                                                         $  714,319          $198,405         $ 106,956
    Second Quarter                                                           708,006           180,480            92,738
    Third Quarter                                                            745,554           228,276           118,016
    Fourth Quarter                                                           780,068           215,324           116,830
                                                                          ----------          --------         ---------
       Total                                                              $2,947,947          $822,485         $ 434,540
                                                                          ==========          ========         =========


(a) Net income includes $583.4 million of extraordinary charges for the discontinuance of FAS 71 and the early retirement of debt. Income before these extraordinary charges was $54.4 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE California Incorporated:

We have audited the accompanying consolidated balance sheets of GTE California Incorporated (a California corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE California Incorporated and subsidiary as of December 31, 1995, and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                          ARTHUR ANDERSEN LLP

Dallas, Texas
January 24, 1996

MANAGEMENT REPORT

To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Public Accounts. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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


M. L. KEITH, JR.
President


GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART  III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 10, 1996, pages 3 and 4, which is incorporated herein by reference. A complete list of executive officers of the Registrant as of March 1, 1996 is provided below.

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 1, 1996.

Identification of Executive Officers

                                                  Year Assumed
                                                Present Position
                                             ----------------------
                                                             the
            Name                  Age        Telops         Company                    Position
 ----------------------------     ---        ------         -------      -----------------------------------------------
 Thomas W. White (1)              49          1995            --         President of GTE Telephone Operations
 John C. Appel (2)                47          1996           1996        Executive Vice President - Network Operations
                                                                         of GTE Telephone Operations and the Company
 Mary Beth Bardin                 41          1994           1995        Vice President - Public Affairs of GTE
                                                                         Telephone Operations and the Company
 C. F. Bercher                    52          1994           1995        Vice President - Consumer Markets of GTE
                                                                         Telephone Operations and the Company
 Richard M. Cahill                57          1988           1995        Vice President - General Counsel of GTE
                                                                         Telephone Operations and the Company
 Gerald K. Dinsmore               46          1994           1994        Senior Vice President - Finance and Planning of
                                                                         GTE Telephone Operations and the Company
 William M. Edwards, III          47           --            1993        Controller of the Company
 Michael B. Esstman               49          1994            --         Executive Vice President - Customer Segments of
                                                                         GTE Telephone Operations
 Gregory D. Jacobson              44           --            1994        Treasurer of the Company
 M.L. Keith, Jr. (3)              53           --            1995        President of the Company
 Brad M. Krall                    54          1993           1995        Vice President - Centralized Operations of GTE
                                                                         Telephone Operations and the Company
 Michael J. McDonough             46          1994           1995        Vice President - Business Markets of GTE
                                                                         Telephone Operations and the Company
 Richard L. Schaulin              53          1989           1995        Vice President - Human Resources of GTE
                                                                         Telephone Operations and the Company
 Charles J. Somes                 49           --            1994        Secretary of the Company
 Larry J. Sparrow                 52          1994           1995        Vice President - Carrier Markets of GTE
                                                                         Telephone Operations and the Company
 Alex Stadler                     45          1994           1995        Vice President - Strategy and Technology
                                                                         Planning of GTE Telephone Operations and the
                                                                         Company

(1) Thomas W. White was appointed President of GTE Telephone Operations replacing Kent W. Foster, who was appointed President of GTE Corporation.
(2) John C. Appel was appointed Executive Vice President - Network Operations of GTE Telephone Operations, replacing Thomas W. White, who was appointed President of GTE Telephone Operations.
(3) M. L. Keith, Jr. was appointed President of the Company, replacing C. Michael Crawford who was appointed Vice President - Information Technology of GTE Telephone Operations and the Company.

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years. Except for duly elected officers and directors, no other employees had a significant role in decision making. All officers are appointed for a term of one year.

Item 11.     Executive Compensation

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 10, 1996, pages 4 to 16, which is incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 10, 1996, page 16, which is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 10, 1996, pages 3, 4 and 17, which is incorporated herein by reference

PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements - See GTE California Incorporated's consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

    (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1995-1993 (as required):

             II - Valuation and Qualifying Accounts

    Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

    (3)      Exhibits - Included in this report or incorporated by reference.

             2.1* Agreement of Merger, dated September 10, 1992 between GTE California Incorporated and Contel of California, Inc. (Exhibit 2.1 of the 1993 Form 10-K. File No. 1-6417)

             3* Articles of Incorporation and Bylaws (Exhibit 3 of the 1988 Form 10-K, File No. 1-6417)

             4* Indenture dated as of December 1, 1993 between GTE Cali-fornia Incorporated and Bank of America National Trust and Savings Association, as Trustee, dated as of December 1, 1993 (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-51541, filed with the Securities and Exchange Commission on December 17, 1993)

             10 Material Contracts - Agreements Between GTE and Certain Executive Officers

             12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

             23      Consent of Independent Public Accountants


             26 Revised Form of Invitation for Bids pertaining to Registration Statements on Form S-3 (File Nos. 33-51541 and 333-1001)

             27      Financial Data Schedule

(b)          Reports on Form 8-K

             On November 13, 1995, the Company filed a report on Form 8-K, dated November 9, 1995, under Item 5 "Other Events". Financial information was filed with this report.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE California Incorporated and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1995, 1994 and 1993

(Thousands of Dollars)


  ------------------------------------------------------------------------------------------------------------------------
                Column A                  Column B               Column C                      Column D        Column E
  ------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                          ----------------------------
                                                                                              Deductions
                                         Balance at                        Charged to            from         Balance at
                                         Beginning        Charged to         Other             Reserves        Close of
               Description                of Year           Income          Accounts           (Note 1)          Year
  ------------------------------------------------------------------------------------------------------------------------
  Allowance for uncollectible accounts
     for the years ended:
     December 31, 1995                   $ 38,537          $ 79,293          $84,332  (2)     $145,352         $ 56,810
                                         ==============================================================================
     December 31, 1994                   $ 51,980          $ 69,168          $26,867  (2)     $109,478         $ 38,537
                                         ==============================================================================
     December 31, 1993                   $ 20,752          $ 85,365          $21,209  (2)     $ 75,346         $ 51,980
                                         ==============================================================================

  Accrued restructuring costs for the
     years ended (Note 3):
     December 31, 1995                   $331,778          $     --          $   --           $127,348         $204,430
                                         ==============================================================================
     December 31, 1994                   $445,175          $     --          $   --           $113,397         $331,778
                                         ==============================================================================
     December 31, 1993                   $     --          $445,175          $   --           $     --         $445,175
                                         ==============================================================================


NOTES:

(1) Charges for purpose for which reserve was created.
(2) Recoveries of previously written-off amounts.
(3) See Note 3 to the consolidated financial statements included elsewhere herein.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GTE CALIFORNIA INCORPORATED
                                        ---------------------------
                                                (Registrant)



Date  March 21, 1996                By         M.L. Keith, Jr.
      --------------                    ---------------------------
                                               M.L. Keith, Jr.
                                                 President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   M. L. Keith, Jr.                          President                                                  March 21, 1996
   -------------------------------           (Principal Executive Officer)
   M. L. Keith, Jr.

   Gerald K. Dinsmore                        Senior Vice President - Finance and                        March 21, 1996
   -------------------------------              Planning and Director
   Gerald K. Dinsmore                        (Principal Financial Officer)


   William M. Edwards, III                   Controller                                                 March 21, 1996
   -------------------------------           (Principal Accounting Officer)
   William M. Edwards, III

   John C. Appel                             Director                                                   March 21, 1996
   -------------------------------
   John C. Appel

   Richard M. Cahill                         Director                                                   March 21, 1996
   -------------------------------
   Richard M. Cahill

   Michael B. Esstman                        Director                                                   March 21, 1996
   -------------------------------
   Michael B. Esstman

   Thomas W. White                           Director                                                   March 21, 1996
   -------------------------------
   Thomas W. White

                                 EXHIBIT INDEX

         Exhibit
         Number                                 Description
         -------        -------------------------------------------------------
           10           Material Contracts - Agreements Between GTE and
                        Certain Executive Officers

           12 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

           23           Consent of Independent Public Accountants

           26 Revised form of Invitation for Bids pertaining to Registration Statements on Form S-3 (File Nos. 33-51541 and 333-1001)



           27           Financial Data Schedule