Form 10-Q
period 1996-03-31
GTE CALIFORNIA INC
filed 1996-05-15
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended             March 31, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from         to

Commission File Number               1-6417

                          GTE CALIFORNIA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                               95-0510200
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                  75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

Registrant's telephone number, including area code       214-718-5600


            (Former name, former address and formal fiscal year,
                        if changed since last report)





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

The Company had 69,438,190 shares of $20 par value common stock outstanding at April 30, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1996            1995
                                                      ---------        ---------
                                                        (Thousands of Dollars)
Revenues and sales:
  Local services                                      $ 309,641        $ 312,783
  Network access services                               177,016          189,348
  Toll services                                         110,008          106,004
  Other services and sales                               64,803           76,626
                                                      ---------        ---------
   Total revenues and sales                             661,468          684,761
                                                      ---------        ---------

Operating costs and expenses:
  Cost of services and sales                            266,199          254,233
  Selling, general and administrative                    94,920          110,214
  Depreciation and amortization                         151,762          147,694
                                                      ---------        ---------
   Total operating costs and expenses                   512,881          512,141
                                                      ---------        ---------
Operating income                                        148,587          172,620

Other (income) expense:
  Interest  - net                                        23,449           25,421
  Other - net                                            (1,488)            --
                                                      ---------        ---------
Income before income taxes                              126,626          147,199
  Income taxes                                           49,396           59,296
                                                      ---------        ---------
Net income                                            $  77,230        $  87,903
                                                      =========        =========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                          1996            1995
                                                       ---------        ---------
         Net income                                      $77.2             $87.9

Net income decreased 12% or $10.7 for the three months ended March 31, 1996, compared to the same period in 1995. This decrease is primarily the result of lower revenues and sales, primarily network access and other services and sales revenues, partially offset by lower interest expense.

REVENUES AND SALES

                                                            Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                            1996            1995
                                                         ---------        ---------
         Local services                                    $309.7         $312.8
         Network access services                            177.0          189.4
         Toll services                                      110.0          106.0
         Other services and sales                            64.8           76.6
                                                           ------         ------
          Total revenues and sales                         $661.5         $684.8

Total revenues and sales decreased 3% or $23.3 for the three months ended March 31, 1996, compared to the same period in 1995.

Local service revenues decreased 1% or $3.1 for the three months ended March 31, 1996, compared to the same period in 1995. This decrease is primarily due to a $3.6 decline in directory assistance and operator service revenues, a $2.9 reduction in revenues relating to customers electing measured usage rate plans, and a $2.8 scheduled reduction in revenues resulting from a previous rate order. These decreases are partially offset by a 4% increase in switched access lines for the three months ended March 31, 1996, which generated $8 of additional revenues.

Network access service revenues decreased 7% or $12.4 for the three months ended March 31, 1996, compared to the same period in 1995. The decrease is primarily due to $22.1 of nonrecurring favorable carrier settlement activities recorded in the first quarter of 1995, reflecting a switched access meet point billing settlement with Pacific Bell for the period January 1, 1990 through December 31, 1994. Minutes of use increased 10% for the three months ended March 31, 1996, which generated $9.3 of additional revenues. Also offsetting the decrease is a $2.7 increase in special access revenues associated with growth in special access lines.

Toll service revenues increased 4% or $4 for the three months ended March 31, 1996, compared to the same period in 1995, primarily reflecting $4.1 of unfavorable revenue adjustments recorded in the first quarter of 1995 and a $1.1 increase in revenues associated with the revision of the annual California rate index filing. The increase is partially offset by a $2.1 decline in revenues related to lower toll volumes resulting from 10XXX intraLata toll competition.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Other services and sales revenues decreased 15% or $11.8 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to $9.5 of losses incurred to complete the State of California's telecommunications network (CALNET) project.

OPERATING COSTS AND EXPENSES

                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                          1996            1995
                                                       ---------        ---------
         Total operating costs and expenses               $512.9          $512.1

Total operating costs and expenses increased less than 1% or $0.8 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily attributable to $11.3 in application software amortization and a $4.1 increase in depreciation expense, primarily associated with additions to plant balances. These increases are partially offset by $9.6 of settlement gains recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.


OTHER (INCOME) EXPENSES

                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                          1996            1995
                                                       ---------        ---------
         Interest - net                                   $23.4            $25.4
         Other - net                                       (1.5)            --
         Income taxes                                      49.4             59.3

Interest - net decreased 8% or $2 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to lower average short-term debt levels.

Other - net for the first quarter of 1996 includes a $1.5 pre-tax gain resulting from the sale of a parcel of land.

Income taxes decreased 17% or $9.9 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to a corresponding decrease in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1996, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

The Company's primary source of funds during the first three months of 1996 was cash from operations of $265.4, compared to $266.2 for the same period in 1995. The year-to-year decrease in cash from operations is primarily the result of lower results from operations, partially offset by lower working capital requirements. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first three months of 1996 were $70.3, compared to $81.6 for the same period in 1995. The declining requirements for modernization of current facilities continues to offset the expenditures associated with continued growth in access lines and the introduction of new products and services, including broadband digital services. The Company anticipates capital expenditures for 1996 to approximate those of 1995.

Cash used in financing activities was $205.5 during the first three months of 1996, compared to $209.3 for the same period in 1995. This included dividend payments of $89.2 in the first three months of 1996, compared to $133.8 for the same period in 1995. Financing activities also included a decrease in short-term debt of $120.3 for the first three months of 1996, compared to $40.4 for the same period in 1995.

During 1995, the Company entered into forward contracts to sell $75 of U.S. Treasury bonds in order to hedge against future changes in market interest rates related to the debt the Company called and redeemed in November 1995, and subsequently refinanced in May 1996. A gain of approximately $5 occurred upon the settlement of the forward contracts and will be amortized over the life of the associated refinanced debt as an offset to interest expense.

OTHER MATTERS

In connection with the re-engineering plan, during the first three months of 1996, costs of approximately $22.2 have been incurred, including $17 to re-engineer customer service processes and $5.2 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $263 have been incurred, including $171 to re-engineer customer service processes and $39.5 to re-engineer administrative processes. The restructuring costs also include $52.5 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of March 31, 1996, $182.2 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On May 8, 1996, the California Public Utilities Commission (CPUC) denied the Company's petition to modify its New Regulatory Framework (NRF) Settlement Agreement and the NRF Phase I decision. As a result of the CPUC's denial of the Company's petition, the Company will be required to reduce its rates $41.7 associated with its 1996 Price Cap Index (PCI) effective January 1, 1996.

In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without pre-subscription) in California, effective January 1, 1995, associated with the Implementation Rate Design (IRD). The final order also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local-exchange rates closer to the actual cost of providing such service. Although this rate rebalancing was not intended to cause significant changes in revenue, the actual increase in volumes did not fully compensate for the toll and access rate reductions. This decision did not permit rate increases to compensate for competitive losses of market share. Revenues decreased by approximately $194.3 in 1995 as a result of the implementation of this order. The Company's request for reconsideration of this aspect of the order was denied on February 7, 1996. On March 23, 1996, the Company filed a petition to correct calculations contained in the February 7 decision which denied the request for rehearing. In this petition the Company presented a calculation error in the application of the adopted elasticity factor to message toll revenue. The CPUC is expected to rule on this petition during the second quarter of 1996.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

In December 1994, the CPUC issued a decision which adopted an initial procedural plan to facilitate opening local- exchange telecommunications markets to competition by January 1, 1997. On April 26, 1995, the CPUC issued a formal rulemaking proceeding and investigation as a procedural vehicle to develop and adopt rules for local competition. The rulemaking document contained proposed interim rules that authorized competitive local-exchange carriers (LECs) to seek authority to offer local-exchange services beginning in June 1995. On July 19, 1995 the CPUC issued interim Universal Service rules and obligations as a precursor to local competition. The CPUC is expected to adopt final Universal Service rules and obligations by July 1996.

The CPUC issued interim rules for local competition on July 24, 1995, which permitted facilities-based local competition on January 1, 1996, with resale authority granted two months later. On December 20, 1995, the Company was granted approval by the CPUC to provide intraLATA toll, high-speed digital private line services, and facilities-based local services outside of its current franchise areas in competition with other LECs. On February 23, 1996, the CPUC approved the Company's request to provide resale-based local services outside of its current franchise areas.

In March 1996, the CPUC approved rules permitting local resale competition effective March 31, 1996. The CPUC required the Company to provide wholesale discounts of 7 percent on basic residential service and 12 percent on toll and business services to future resale competitors. On April 12, 1996, the Company filed an Application for Rehearing of the resale decision requesting the correction of three legal errors including ordering the Company to file resale tariffs prior to allowing LECs the opportunity to negotiate wholesale rates as permitted in the Telecommunications Act, imposing onerous restrictions on the Company's pricing flexibility; and allowing facilities-based competitive local carriers (CLCs) to establish their own rating areas before mitigation measures are implemented. On April 12, 1996, the Company also filed a Motion for a Stay of the implementation of certain resale rates ordered in the resale decision. In its motion, the Company is requesting that the CPUC authorize the Company to charge its existing retail rates for the resale of business and residential services pending action on the Company's application for rehearing and the establishment of an interest- bearing memorandum account to track the difference between the revenues based on adopted resale rates and revenues based on existing retail rates. In addition, GTE will be providing the CPUC with service category specific cost studies of its wholesale discounts in the CPUC's unbundling proceedings.

On February 23, 1996, the CPUC also adopted additional local competition rules addressing interconnection terms and conditions, joint provisioning of access services, information-mass announcement services and additional intercompany arrangements. On April 10, 1996, the CPUC adopted interim number portability
(INP) rates and rules, effective April 18, 1996, which will be charged to competitive LECs in order to allow their customers to retain use of their existing LEC telephone numbers when switching providers of local telephone service. The Company is required to establish a memorandum account to track the revenues collected from billings of INP rates to allow for a subsequent true-up once permanent rates are adopted in the Open Access Network Architecture Development (OANAD) proceeding.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the CPUC to allocate utility merger benefits between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. The new law became effective January 1, 1996. On April 10, 1996, The CPUC issued a decision approving the merger of Contel of California, Inc. into the Company under the terms of the amended legislation. As part of this order, the CPUC ordered $69.7 of merger savings to be flowed to the ratepayers of the merged company; which represents half of the total savings expected to be realized by this merger. Rate integration and the determination of Contel of California's premerger New Regulatory Framework (NRF) startup revenue requirement will be handled in Phase III of this proceeding. It is currently anticipated that the merger will occur in the second half of 1996.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. Overall, the proposed rates result in a $0.3 price increase, effective July 1, 1996. The Company anticipates the FCC will issue an order prior to the effective date, which may require changes to the Company's annual filing.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31,     December 31,
                                                               1996            1995
                                                           -----------      -----------
                                                             (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                           $    22,896      $    31,126
  Receivables, less allowances of $53,523 and $56,810          509,403          554,271
  Inventories and supplies                                      32,396           31,022
  Deferred income tax benefits                                  70,340           81,181
  Other                                                         10,516           13,906
                                                           -----------      -----------
   Total current assets                                        645,551          711,506
                                                           -----------      -----------

Property, plant and equipment, at cost                       8,623,377        8,597,000
   Accumulated depreciation                                 (5,000,850)      (4,882,561)
                                                           -----------      -----------
   Total property, plant and equipment, net                  3,622,527        3,714,439
                                                           -----------      -----------

Employee benefit plans                                         477,515          443,591
Other assets                                                    23,933           36,562
                                                           -----------      -----------
Total assets                                               $ 4,769,526      $ 4,906,098
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities     $    76,121      $   221,518
  Accounts payable                                             163,295          239,503
  Taxes payable                                                118,008           67,808
  Accrued interest                                              20,322           22,836
  Accrued payroll costs                                        103,875          100,041
  Dividends payable                                             99,482           88,754
  Accrued restructuring costs                                  182,198          204,430
  Other                                                        163,514          153,160
                                                           -----------      -----------
   Total current liabilities                                   926,815        1,098,050
                                                           -----------      -----------
Non-current liabilities:
  Long-term debt                                             1,315,034        1,285,771
  Deferred income taxes                                        311,954          316,716
  Employee benefit plans                                       114,059           98,676
  Other liabilities                                            390,803          373,352
                                                           -----------      -----------
   Total non-current liabilities                             2,131,850        2,074,515
                                                           -----------      -----------
Shareholders' equity:
  Preferred stock                                               81,866           81,866
  Common stock (69,438,190 shares issued)                    1,388,764        1,388,764
  Additional paid-in capital                                     2,040            2,040
  Retained earnings                                            238,191          260,863
                                                           -----------      -----------
   Total shareholders' equity                                1,710,861        1,733,533
                                                           -----------      -----------
Total liabilities and shareholders' equity                 $ 4,769,526      $ 4,906,098
                                                           ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31,
                                                         ------------------------
                                                           1996            1995
                                                         ---------      ---------
                                                          (Thousands of Dollars)
Operations:
  Net income                                             $  77,230      $  87,903
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                           151,762        147,694
   Deferred income taxes                                     6,079          6,956
   Provision for uncollectible accounts                     16,405         17,125
   Changes in current assets and current liabilities        11,589         (6,094)
   Other - net                                               2,362         12,664
                                                         ---------      ---------
   Net cash from operations                                265,427        266,248
                                                         ---------      ---------
Investing:
  Capital expenditures                                     (70,283)       (81,564)
  Other - net                                                2,131           --
                                                         ---------      ---------
   Net cash used in investing                              (68,152)       (81,564)
                                                         ---------      ---------
Financing:
  Long-term debt retired                                       (40)       (35,106)
  Dividends                                                (89,174)      (133,822)
  Decrease in short-term obligations,
   excluding current maturities                           (120,328)       (40,405)
  Other - net                                                4,037           --
                                                         ---------      ---------
   Net cash used in financing                             (205,505)      (209,333)
                                                         ---------      ---------
Decrease  in cash and temporary investments                 (8,230)       (24,649)

Cash and temporary investments:
  Beginning of period                                       31,126         43,118
                                                         ---------      ---------
  End of period                                          $  22,896      $  18,469
                                                         =========      =========


See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

(2) Long-term debt as of March 31, 1996, includes $100 million of commercial paper which the Company refinanced on May 3, 1996.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

GTE California Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits required by Item 601 of Regulation S-K

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27  Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the first quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GTE California Incorporated
                                        -------------------------------
                                                 (Registrant)



Date:   May 14, 1996                        William M. Edwards, III
      ----------------                  -------------------------------
                                            William M. Edwards, III
                                                  Controller
                                        (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
     Number                           Description
     -------     ------------------------------------------------------

      12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

      27         Financial Data Schedule