Form 10-Q
period 1996-06-30
GTE CALIFORNIA INC
filed 1996-08-14
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended             June 30, 1996

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

                                                 YES    X             NO
                                                    ---------           --------

The Company had 69,438,190 shares of $20 par value common stock outstanding at July 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                             --------------------------------      -------------------------------
                                                 1996               1995               1996              1995
                                             -------------     --------------      -------------     -------------
                                                                    (Thousands of Dollars)
REVENUES AND SALES:
  Local services                             $     324,395     $      315,133      $     634,036     $     627,916
  Network access services                          186,771            167,588            363,787           356,936
  Toll services                                    114,187            110,056            224,195           216,060
  Other services and sales                          70,048             88,590            134,851           165,216
                                             -------------     --------------      -------------     -------------
    Total revenues and sales                       695,401            681,367          1,356,869         1,366,128
                                             -------------     --------------      -------------     -------------

OPERATING COSTS AND EXPENSES:
  Cost of services and sales                       239,023            263,467            505,222           517,700
  Selling, general and administrative              147,475            137,986            242,395           248,200
  Depreciation and amortization                    152,007            148,066            303,769           295,760
                                             -------------     --------------      -------------     -------------
    Total operating costs and expenses             538,505            549,519          1,051,386         1,061,660
                                             -------------     --------------      -------------     -------------
OPERATING INCOME                                   156,896            131,848            305,483           304,468

OTHER (INCOME) EXPENSES:
  Interest  - net                                   22,899             24,902             46,348            50,323
  Other - net                                          365                 --            (1,123)                --
                                             -------------     --------------      -------------     -------------
INCOME BEFORE INCOME TAXES                         133,632            106,946            260,258           254,145
  Income taxes                                      53,930             46,310            103,326           105,606
                                             -------------     --------------      -------------     -------------
NET INCOME                                   $      79,702     $       60,636      $     156,932     $     148,539
                                             =============     ==============      =============     =============





              Per share data is omitted since the Company's common
                 stock is 100% owned by GTE Corporation (GTE).

           See Notes to Condensed Consolidated Financial Statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)

RESULTS OF OPERATIONS


                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      ---------------------------------
                                                 1996              1995               1996                1995
                                            --------------     -------------      -------------      --------------
         Net income                         $         79.7     $        60.6      $       156.9      $        148.5

Net income increased 32% or $19.1 and 6% or $8.4 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increases are primarily associated with revenue growth and lower operating costs and expenses. In addition, favorable revenue adjustments recorded in the second quarter of 1996 were primarily offset by nonrecurring settlement activity recorded in the first quarter of 1995.

Revenues and Sales


                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1996              1995               1996               1995
                                            --------------     -------------      -------------      -------------
         Local services                     $        324.4     $       315.1      $       634.0      $       627.9
         Network access services                     186.8             167.6              363.8              356.9
         Toll services                               114.2             110.1              224.2              216.1
         Other services and sales                     70.0              88.6              134.9              165.2
                                            --------------     -------------      -------------      -------------
           Total revenues and sales         $        695.4     $       681.4      $     1,356.9      $     1,366.1

Total revenues and sales increased 2% or $14 and decreased 1% or $9.2 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

Local service revenues increased 3% or $9.3 and 1% or $6.1 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

The increase in local service revenues for the three months ended June 30, 1996 is primarily because of a favorable ruling by the California Public Utilities Commission (CPUC), associated with the Implementation Rate Design (IRD), which entitled the Company to a retroactive local service revenue adjustment of $28.7. This increase was recorded in June 1996 and is partially offset by a $15.2 revenue reduction associated with the Company's 1996 California Price Cap Index (PCI) as discussed in Other Matters. In addition, revenue growth of $7.8 related to a 4% increase in switched access lines was offset by a $9.2 reduction in revenues associated with customers electing measured usage rate plans and a $2 decline in directory assistance and operator service revenues.

The increase in local service revenues for the six months ended June 30, 1996 is primarily because of the favorable IRD ruling mentioned above, which is partially offset by the 1996 PCI revenue reduction also mentioned above. In addition, revenue growth of $15.8 related to a 4% increase in switched access lines was offset by a $12.1 reduction in revenues associated with customers electing measured usage rate plans and a $5.6 decline in directory assistance and operator service revenues.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Network access service revenues increased 11% or $19.2 and 2% or $6.9 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. Minutes of use increased 9% for both the three and six months ended June 30, 1996, which generated additional revenues of $4.2 and $13.5, respectively. The increases also reflect $7.1 and $9.8 increases in special access revenues associated with growth in special access lines. The six month increase is offset by $22.1 of nonrecurring favorable carrier settlement activities recorded in the first quarter of 1995, the most significant of which was a switched access meet point billing settlement with Pacific Bell for the period January 1, 1990 through December 31, 1994. In addition, $4.3 and $3.2 of other favorable meet point billing revenues were recognized for the three and six months ended June 30, 1996, respectively.

Toll service revenues increased 4% or $4.1 and 4% or $8.1 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

The increase in toll service revenues for the three months ended June 30, 1996 is driven by an increase in toll volume, which is offset by a reduction in revenues primarily resulting from effective price reductions as customers elected to use optional discount calling plans. The increase is also attributable to a favorable ruling by the CPUC, associated with the IRD, which entitled the Company to a retroactive toll service revenue adjustment of $10.8. In addition, a $1.7 increase in revenues resulted from residential and business 800 services. These increases are partially offset by a $5.9 revenue reduction associated with the Company's 1996 PCI mentioned above and $4.9 of other unfavorable revenue reductions associated with the annual California rate index.

The increase in toll service revenues for the six months ended June 30, 1996 is driven by an increase in toll volume, which is offset by a reduction in revenues primarily resulting from effective price reductions as customers elected to use optional discount calling plans. The increase is also attributable to a $10.8 increase in revenues related to the IRD adjustment mentioned above and a $4.6 increase in revenues from residential and business 800 services. In addition, a $4.1 increase in revenues resulted from unfavorable revenue adjustments recorded in the first quarter of 1995. These increases are partially offset by a $5.9 revenue reduction associated with the Company's 1996 PCI mentioned above and $3.8 of other unfavorable revenue reductions associated with the annual California rate index.

Other services and sales revenues decreased 21% or $18.6 and 18% or $30.3 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These decreases are primarily due to lower directory advertising revenues of $12.8 and $11.9 for the three and six month periods, respectively, related to timing of directory publications and lower equipment sales of $6.9 and $7.7. In addition, losses of $9.5 were incurred to complete the State of California's telecommunications network (CALNET) project during the first quarter of 1996.

Operating Costs and Expenses


                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1996              1995               1996               1995
                                            --------------     -------------      -------------      -------------
         Total operating costs and expenses $        538.5     $       549.5      $     1,051.4      $     1,061.7

Total operating costs and expenses decreased 2% or $11 and 1% or $10.3 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The decrease in operating costs and expenses for the three months ended June 30, 1996 is primarily due to an $8.5 reduction in labor and benefit costs associated with the Company's re-engineering plan and a $4.9 decrease in costs reflecting labor charges recorded in the second quarter of 1995, which were related to flood damage incurred during the first quarter of 1995. The decrease is also attributable to a $5.8 reduction in data processing costs. In addition, the decrease partially reflects a $4.4 reduction in material costs and a $1.7 reduction in uncollectible charges related to calling card calls. These decreases are partially offset by a $3.9 increase in depreciation expense associated with additions to plant balances and a settlement gain of $4.9 recorded in the second quarter of 1995, which resulted from lump sum payments from the Company's pension plans. The company also recorded in the second quarter of 1996, an $11.3 charge related to the Customer Notification and Education Plan (CNEP), which is a CPUC regulated program to educate consumers about Caller ID, blocking options and related privacy issues.

The decrease in operating costs and expenses for the six months ended June 30, 1996 is primarily due to a $22.2 reduction in labor and benefit costs associated with the Company's re-engineering plan and a $16.9 decrease in labor charges related to the 1995 flood damages mentioned above. The decrease is also attributable to a $6 reduction in data processing costs. The impact of $9.6 in pension settlement gains recorded in the first quarter of 1996 was partially offset by $4.9 of settlement gains recorded in the second quarter of 1995 which resulted from lump sum payments from the Company's pension plans. In addition, the decrease partially reflects a reduction in uncollectible charges related to calling card calls. These decreases are partially offset by an $8 increase in depreciation expense associated with additions to plant balances, $16.6 of application software amortization and $11.3 associated with the CNEP mentioned above.

Other (Income) Expenses


                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1996              1995               1996               1995
                                            --------------     -------------      -------------      -------------
         Interest - net                     $         22.9     $        24.9      $        46.3      $        50.3
         Other - net                                   0.4                --              (1.1)                 --
         Income taxes                                 53.9              46.3              103.3              105.6

Interest - net decreased 8% or $2 and 8% or $4 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995, primarily due to lower average short-term debt levels and the favorable effects of the long-term debt refinancing program completed in May 1996.

Other - net for the six months ended June 30, 1996 includes a $1.2 pre-tax gain resulting from the sale of a parcel of land.

Income taxes increased 16% or $7.6 and decreased 2% or $2.3 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The three month increase is primarily due to a corresponding increase in pre-tax income, and the six month decrease is mainly the result of prior year tax adjustments.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. As of

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

July 1, 1996, the Company participated with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement the Company can issue up to $500 of commercial paper.

The Company's primary source of funds during the first six months of 1996 was cash from operations of $574.4 compared to $424.7 for the same period in 1995. The year-to-year increase is primarily due to improved results of operations, enhanced accounts receivable collection and the favorable timing of tax payments. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first six months of 1996 were $153.7 compared to $183.6 for the same period in 1995. The declining requirement for modernization of current facilities continues to offset the expenditures associated with continued growth in access lines and the introduction of new products and services, including broadband digital services. Future capital expenditures related to the deployment of broadband video networks will be incurred by Media Ventures Incorporated, a separate subsidiary of GTE (see discussion in Other Matters). However, the Company anticipates capital expenditures for the remainder of 1996 to increase from the 1995 level, reflecting anticipated growth.

In December 1995, the Company entered into an agreement to sell a parcel of land. By June 1996, the total proceeds of $12.5 related to this sale were received. The Company recognized a pre-tax gain of $1.2 as a result of this sale.

Cash used in financing activities was $424.7 during the first six months of 1996 compared to $274.7 for the same period in 1995. This included dividend payments of $188.5 in the first six months of 1996 compared to $193.8 for the same period in 1995. The Company issued $100 of 7% debentures in May 1996 to refinance the debt called and redeemed in the fourth quarter of 1995. Financing activities also included a decrease in short-term debt of $339.4 for the first six months of 1996, compared to $45.7 for the same period in 1995, reflecting a reduction in commercial paper partially from the proceeds of the long-term debt issuance.

During 1995, the Company entered into forward contracts to sell $75 of U.S. Treasury bonds in order to hedge against future changes in market interest rates related to debt that was called and redeemed by the Company during the fourth quarter of 1995, and subsequently refinanced in May 1996. A gain of approximately $5 occurred upon the settlement of the forward contracts and will be amortized over the life of the associated refinanced debt as an offset to interest expense.

OTHER MATTERS

In connection with the re-engineering plan, during the first six months of 1996, costs of approximately $37.2 have been incurred, including $30 to re-engineer customer service processes and $7.2 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $278 have been incurred, including $184 to re-engineer customer service processes and $41.5 to re-engineer administrative processes. The restructuring costs also include $52.5 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of June 30, 1996, $167.2 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 1, 1996, the Federal Communications Commission (FCC) voted to release its rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). The terms of the FCC's Report and Order (Order) were published on August 8, 1996, and GTE is in the process of reviewing the Order.

The Order acknowledges that the Telecommunications Act calls for negotiation of terms and prices for Competitive Entry Terms between the local-exchange carrier
(LEC) and the competing carriers. The Order, among other things, prescribes the rules for interconnection of a LEC's facilities with those of carriers competing in the local-exchange market and the pricing methodology to be used by states in establishing interconnection rates. The FCC methodology calls for the states to use forward-looking costs defined as Total Element Long Run Incremental Cost (TELRIC), including a reasonable amount of forward-looking joint and common costs. State regulatory commissions are to establish the appropriate prices based on this methodology. The FCC also identified network elements to be unbundled and priced by the states using the same TELRIC plus reasonable joint and common costs. Proxy prices for the various network elements are set out and may be used by states which have not approved cost studies by statutory deadlines for completing any arbitration of issues unresolved by negotiation between the LEC and other carriers. Access to the unbundled elements are to be at technically feasible points.

Additionally, the Order mandated use of a method of determining a LEC's avoided costs for purposes of resale rates. States are to determine the specific rates using this methodology but, on an interim basis, may instead elect to use a default range of rates established by the FCC. The default discount rates range from 17% - 25% off retail rates.

To continue to support universal service, the FCC established a temporary access framework. A competitor purchasing local service for resale or providing only long distance service must pay full current access rates. If unbundled local switching is purchased, the competitor must pay 75% of the existing Transport Interconnection Charge and all of the existing Carrier Common Line Charge. A competitor providing its own switching facility pays no access charges even if it purchases an unbundled loop from a LEC.

The Order also provides for mutual compensation for interconnection but presumes calling will be balanced and permits "bill and keep" arrangements. If the LEC demonstrates calling is not balanced, interconnection prices are to be set by the state for both carriers at the LEC's forward-looking costs.

GTE is still reviewing the impact of the approximately 700-page Order. In addition, the FCC is scheduled to release additional rules relating to universal service and access charge reform in the second quarter of 1997.
Until all the rules have been issued, it is difficult to determine the effect on GTE. However, GTE has concerns about the Order as it relates to the ability of a local-exchange carrier to recover all of its present costs from its ongoing retail customers and the wholesale prices to be set by state regulatory agencies pursuant to the FCC's guidelines.

GTE plans to appeal various aspects of the Order. Although it is too early to determine the impact of these rules, GTE believes that, if implemented as contained in the Order, they may advantage new entrants and competitors in a LEC's territory. Thus, while the Order may contribute to some market erosion in GTE's franchised territories, it may also advantage GTE outside of its franchised territory.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the Federal Communications Commission's (FCC) interim price cap rules. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall the final 1996 interstate access filing resulted in an annual price increase of $0.3, effective July 1, 1996.

On May 8, 1996, the CPUC denied the Company's petition to modify its New Regulatory Framework (NRF) Settlement Agreement and the NRF Phase I decision. As a result of the CPUC's denial of the Company's petition, the Company reduced its rates $41.7 associated with its 1996 Price Cap effective January 1, 1996 of which $21.1 ($15.2 local services and $5.9 toll services) was recorded in the second quarter of 1996. These refunds begin in the third quarter of 1996 and are to be completed by year end.

In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without pre-subscription) in California, effective January 1, 1995, associated with the IRD. The final order also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local-exchange rates closer to the actual cost of providing such service. Although this rate rebalancing was not intended to cause significant changes in revenue, the actual increase in volumes did not fully compensate for the toll and access rate reductions. This decision did not permit rate increases to compensate for competitive losses of market share. Revenues decreased by approximately $194.3 in 1995 as a result of the implementation of this order. The Company's request for reconsideration of this aspect of the order was denied on February 7, 1996. On March 11, 1996, the Company filed a petition to correct calculations contained in the February 7 decision which denied the request for rehearing. In this petition the Company presented a calculation error in the application of the adopted elasticity factor to message toll revenue.

On April 17, 1996, the Company filed a petition to modify the February 7 decision to allow recovery of the revenue shortfall associated with the elasticity factor error surcharge applicable to all of its intrastate surchargeable services rather than only toll and access services. On June 6, 1996, the CPUC approved the Company's request to correct mathematical errors, which will result in $53 of revenue for the Company in 1996. Based on this order, $13.5 will be recognized by current year end. In addition, this decision entitled the Company to a retroactive favorable revenue adjustment of $39.5 ($28.7 local services and $10.8 toll services) which was recorded in June 1996 for the period January 26, 1995 through June 30, 1996.

The Company expects to net the $53 of favorable surcharges related to the CPUC's June 6, 1996 decision against $41.7 of unfavorable surcredits associated with the 1996 Price Cap rate reduction, discussed above, and $11.3 of unfavorable surcredits resulting from the savings due to ratepayers associated with the 1996 merger of the Company and Contel of California, Inc., which is discussed below.

On May 17, 1996, the CPUC consolidated a joint petition filed by AT&T, MCI, Sprint and the California Association of Long Distance Carriers (CALTEL) and a motion by Pacific Bell. The consolidated filing requested a procedural order requiring the Company to initiate immediate implementation of intraLATA equal access and pre- subscription rulings as a result of the Telecommunications Act of 1996. In July, the Company received "provisional" authority to begin converting its central offices to intraLATA equal access. The Company expects this conversion to be completed by the end of the first quarter of 1997. Settlement discussions and workshops are currently progressing with respect to the remaining issues related to intraLATA equal access.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

In December 1994, the CPUC issued a decision which adopted an initial procedural plan to facilitate opening local-exchange telecommunications markets to competition by January 1, 1997. On April 26, 1995, the CPUC issued a formal rulemaking proceeding and investigation as a procedural vehicle to develop and adopt rules for local competition. The rulemaking document contained proposed interim rules that authorized competitive local-exchange carriers (CLCs) to seek authority to offer local-exchange services beginning in June 1995. On July 19, 1995, the CPUC issued interim Universal Service rules and obligations as a precursor to local competition. The CPUC is expected to adopt final Universal Service rules and obligations by September 1996.

The CPUC issued interim rules for local competition on July 24, 1995, which permitted facilities-based local competition on January 1, 1996, with resale authority granted two months later. On December 20, 1995, the Company was granted approval by the CPUC to provide intraLATA toll, high-speed digital private line services, and facilities-based local services outside of its current franchise areas in competition with other local-exchange carriers
(LECs). On February 23, 1996, the CPUC approved the Company's request to provide resale-based local services outside of its current franchise areas.

On February 23, 1996, the CPUC also adopted additional local competition rules addressing interconnection terms and conditions, joint provisioning of access services, information-mass announcement services and additional intercompany arrangements. On April 10, 1996, the CPUC adopted interim number portability
(INP) rates and rules, effective April 18, 1996, which will be charged to CLCs in order to allow their customers to retain use of their existing LEC telephone numbers when switching providers of local telephone service. The Company is required to establish a memorandum account to track the revenues collected from billings of INP rates to allow for a subsequent true-up once permanent rates are adopted in the Open Access Network Architecture Development (OANAD) proceeding.

In March 1996, the CPUC approved rules permitting local resale competition effective March 31, 1996. The CPUC required the Company to provide wholesale discounts of 7 percent on basic residential service and 12 percent on toll and business services to future resale competitors. On April 12, 1996, the Company filed an Application for Rehearing of the resale decision requesting the correction of three legal errors including ordering the Company to file resale tariffs prior to allowing LECs the opportunity to negotiate wholesale rates as permitted in the Telecommunications Act of 1996, imposing onerous restrictions on the Company's pricing flexibility and allowing facilities-based CLCs to establish their own rating areas before mitigation measures are implemented. On April 12, 1996, the Company also filed a Motion for a Stay of the implementation of certain resale rates ordered in the resale decision. In its motion, the Company is requesting that the CPUC authorize the Company to charge its existing retail rates for the resale of business and residential services pending action on the Company's Application for Rehearing and the establishment of an interest-bearing memorandum account to track the difference between the revenues based on adopted resale rates and revenues based on existing retail rates. On May 1, 1996, the Company provided the CPUC with service category specific cost studies for wholesale services in the CPUC's unbundling proceedings. A final decision is expected by year end 1996.

Evidentiary hearings were held in the first quarter of 1996 to address whether the CPUC's local competition rules have changed the CPUC's regulatory structure so drastically, that they have violated their obligation to ensure the Company an opportunity to earn a fair return on investment and a fair opportunity to recover invested capital. On April 17, 1996, the Company filed a petition to reopen LEC franchise impact hearings for the limited purpose of submitting additional evidence quantifying the financial impact the Company will suffer under the resale and pricing flexibility rules recently adopted by the CPUC. A final decision is expected by the end of the third quarter of 1996.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the CPUC to allocate utility merger benefits between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. The new law became effective January 1, 1996. On April 10, 1996, the CPUC issued a decision approving the merger of Contel of California, Inc. into the Company under the terms of the amended legislation. It is currently anticipated that the merger will occur by year end 1996.

As a part of this order the CPUC ordered $69.7 of merger savings to be returned to the local, toll and access customers of the merged company over a five year period. The Company had previously provided for the impact of this decision in its financial statements. These savings represent half of the total savings expected to be realized by this merger. Rate integration and the determination of Contel of California Inc.'s premerger NRF startup revenue requirement will be handled in Phase III of this proceeding. If a negotiated settlement is reached between the Company and interested parties, it is anticipated that a Phase III order could be issued by year end 1996. If full evidentiary hearings are required, then a Phase III decision may be delayed until the second half of 1997.

During 1995 and the first six months of 1996, the Company had expended $4.7 on the construction of its broadband video dialtone network in Ventura County, California. On July 2, 1996, the Ventura County, California County Board approved a cable TV franchise application which will enable Media Ventures Incorporated (Media Ventures), a separate subsidiary of GTE, to begin offering cable service in September 1996. As a result of Media Ventures receiving approval to pursue video entry as a cable operator, the network originally constructed by the Company will be transferred at cost to Media Ventures in the third quarter of 1996. All future cable services will be offered by GTE through Media Ventures.

On July 18, 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in California, marketed under the name GTE Easy Savings Plan(sm). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 1996                   1995
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
                                 ASSETS
CURRENT ASSETS:
  Cash and temporary investments                                          $           39,605     $           31,126
  Receivables, less allowances of $54,094 and $56,810                                441,117                554,171
  Note receivable from affiliate                                                      88,267                    100
  Inventories and supplies                                                            24,095                 31,022
  Deferred income tax benefits                                                        59,498                 81,181
  Other                                                                               12,170                 13,906
                                                                          ------------------     ------------------
    Total current assets                                                             664,752                711,506
                                                                          ------------------     ------------------

PROPERTY, PLANT, AND EQUIPMENT, at cost                                            8,643,442              8,597,000
    Accumulated depreciation                                                     (5,085,617)            (4,882,561)
                                                                          ------------------     ------------------
    Total property, plant and equipment, net                                       3,557,825              3,714,439

OTHER ASSETS, primarily employee benefit plans                                       510,856                480,153
                                                                          ------------------     ------------------
    Total assets                                                          $        4,733,433     $        4,906,098
                                                                          ------------------     ------------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term obligations, including current maturities                    $           95,240     $          221,518
  Accounts payable                                                                   203,421                239,503
  Taxes payable                                                                      111,066                 67,808
  Accrued interest                                                                    23,486                 22,836
  Accrued payroll costs                                                               78,733                100,041
  Dividends payable                                                                  132,527                 88,754
  Accrued restructuring costs                                                        167,216                204,430
  Other                                                                              187,274                153,160
                                                                          ------------------     ------------------
    Total current liabilities                                                        998,963              1,098,050
                                                                          ------------------     ------------------
NON-CURRENT LIABILITIES:
  Long-term debt                                                                   1,265,035              1,285,771
  Deferred income taxes                                                              313,990                316,716
  Employee benefit plans                                                             126,079                 98,676
  Other liabilities                                                                  371,154                373,352
                                                                          ------------------     ------------------
    Total non-current liabilities                                                  2,076,258              2,074,515
                                                                          ------------------     ------------------
SHAREHOLDERS' EQUITY:
  Preferred stock                                                                     81,866                 81,866
  Common stock (69,438,190 shares issued)                                          1,388,764              1,388,764
  Additional paid-in capital                                                           2,040                  2,040
  Retained earnings                                                                  185,542                260,863
                                                                          ------------------     ------------------
    Total shareholders' equity                                                     1,658,212              1,733,533
                                                                          ------------------     ------------------
Total liabilities and shareholders' equity                                $        4,733,433     $        4,906,098
                                                                          ==================     ==================


           See Notes to Condensed Consolidated Financial Statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                          -----------------------------------------
                                                                                 1996                   1995
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
OPERATIONS:
  Net income                                                              $          156,932     $          148,539
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                                    303,769                295,760
    Deferred income taxes                                                             18,957                 13,913
    Provision for uncollectible accounts                                              34,879                 39,465
    Changes in current assets and current liabilities                                 92,721                (67,405)
    Other - net                                                                      (32,874)                (5,575)
                                                                          ------------------     ------------------
    Net cash from operations                                                         574,384                424,697
                                                                          ------------------     ------------------

INVESTING:
  Capital expenditures                                                              (153,738)              (183,602)
  Proceeds from sale of land                                                          12,496                     --
  Other-net                                                                               --                  5,469
                                                                          ------------------     ------------------
    Net cash used in investing                                                      (141,242)              (178,133)
                                                                          ------------------     ------------------

FINANCING:
  Long-term debt issued                                                               98,405                     --
  Long-term debt retired                                                                (179)               (35,214)
  Dividends                                                                         (188,480)              (193,785)
  Decrease in short-term obligations, excluding current maturities                  (339,409)               (45,653)
  Other-net                                                                            5,000                     --
                                                                          ------------------     ------------------
    Net cash used in financing                                                      (424,663)              (274,652)
                                                                          ------------------     ------------------
Increase (decrease)  in cash and temporary investments                                 8,479                (28,088)

Cash and temporary investments:
  Beginning of period                                                                 31,126                 43,118
                                                                          ------------------     ------------------
  End of period                                                           $           39,605     $           15,030
                                                                          ==================     ==================




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

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits required by Item 601 of Regulation S-K.

                (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                (27)   Financial Data Schedule

         (b) GTE California Incorporated filed a report on Form 8-K dated April 23, 1996, under Item 5 "Other Events," and Item 7 "Financial Statements and Exhibits." No financial statements were filed with this report.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GTE California Incorporated
                                       ---------------------------------------
                                                    (Registrant)

Date:       August 14, 1996                    William M. Edwards, III
     -----------------------------     ---------------------------------------
                                               William M. Edwards, III
                                             Vice President - Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX



Exhibit
Number                             Description
- -------      ---------------------------------------------------------
  12         Statement re: Calculation of the Consolidated Ratio of
             Earnings to Fixed Charges

  27         Financial Data Schedule