Form 10-Q
period 1996-09-30
GTE CALIFORNIA INC
filed 1996-11-14
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934



For the period ended          September 30, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the transition period from        to


Commission File Number              1-6417


                          GTE CALIFORNIA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 CALIFORNIA                             95-0510200
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

 600 Hidden Ridge, HQE04B12 - Irving, Texas                     75038
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


Registrant's telephone number, including area code           972-718-5600


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

                                                   YES   X     NO
                                                       -----     -----

The Company had 69,438,190 shares of $20 par value common stock outstanding at October 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended                 Nine Months Ended
                                                      September 30,                       September 30,
                                                --------------------------          --------------------------
                                                  1996             1995              1996               1995
                                                --------          --------          --------          --------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                                $265,906          $309,220          $899,942          $937,136
  Network access services                        193,379           175,714           557,166           532,650
  Toll services                                  105,144           119,179           329,339           335,239
  Other services and sales                       120,359           102,071           255,210           267,287
                                                --------          --------          --------          --------
   Total revenues and sales                      684,788           706,184         2,041,657         2,072,312
                                                --------          --------          --------          --------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                     219,482           252,446           724,704           770,146
  Selling, general and administrative             95,144           121,027           337,539           369,227
  Depreciation and amortization                  152,721           152,275           456,490           448,035
                                                --------          --------          --------          --------
   Total operating costs and expenses            467,347           525,748         1,518,733         1,587,408
                                                --------          --------          --------          --------
OPERATING INCOME                                 217,441           180,436           522,924           484,904

OTHER (INCOME) EXPENSE

  Interest  - net                                 21,852            24,836            68,200            75,159
  Other - net                                         (6)               --            (1,129)               --
                                                --------          --------          --------          --------
INCOME BEFORE INCOME TAXES                       195,595           155,600           455,853           409,745
  Income taxes                                    74,592            65,424           177,918           171,030
                                                --------          --------          --------          --------
NET INCOME                                      $121,003          $ 90,176          $277,935          $238,715
                                                ========          ========          ========          ========





             Per share data is omitted since the Company's common
                stock is 100% owned by GTE Corporation (GTE).

           See Notes to Condensed Consolidated Financial Statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)

RESULTS OF OPERATIONS

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                 ------------------------            --------------------------
                                                  1996              1995              1996               1995
                                                 ------            ------            ------             -------
         Net income                              $121.0             $90.2             $277.9            $238.7

Net income increased 34% or $30.8 and 16% or $39.2 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increases are primarily associated with lower operating costs and expenses and lower interest expense.

Revenues and Sales

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                 ------------------------            --------------------------
                                                  1996              1995              1996               1995
                                                 ------            ------            ------             -------
         Local services                          $265.9            $309.2             $899.9            $937.1
         Network access services                  193.4             175.7              557.2             532.7
         Toll services                            105.1             119.2              329.4             335.2
         Other services and sales                 120.4             102.1              255.2             267.3
                                                 ------            ------           --------          --------
          Total revenues and sales               $684.8            $706.2           $2,041.7          $2,072.3

Total revenues and sales decreased 3% or $21.4 and 2% or $30.6 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

Local service revenues decreased 14% or $43.3 and 4% or $37.2 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These decreases are primarily due to a $30.3 (total $36 net $5.7 of current refunds) and a $32.4 reduction in revenues reflecting the refund of anticipated merger expense savings and $5.3 and $20.5 in revenue reductions associated with the Company's 1996 California Price Cap Index (PCI), both of which are discussed in Other Matters. In addition, a $20.6 reserve was recorded in the third quarter of 1996 for operating tax settlements.

The three and nine month decreases in local service revenues are also due to a $2.5 and an $8.1 decline in directory assistance and operator service revenues. The nine month decrease is also due to a $12.1 reduction in revenues associated with customers electing measured usage rate plans. The three and nine month decreases are partially offset by a 4% increase in switched access lines which resulted in revenue growth of $10.6 and $26.4, respectively. These decreases are also offset by a $1.5 and a $30.2 increase in revenue resulting from a favorable ruling by the California Public Utilities Commission (CPUC) associated with the Implementation Rate Design (IRD), as discussed in Other Matters and a $2.2 and a $4.5 growth in sales of SmartCall(trademark) and other custom calling features.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Network access service revenues increased 10% or $17.7 and 5% or $24.5 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Minutes of use increased 10% for both the three and nine months ended September 30, 1996, which generated additional revenues of $9.1 and $24.2, respectively. The increases also reflect $3.9 and $13.6 increases in special access revenues associated with growth in special access lines. In addition, the increases also reflect a revenue adjustment of $3.5 for both the three and nine month periods associated with the favorable IRD ruling mentioned above and discussed in Other Matters. These increases were partially offset by a $2.4 reserve associated with the operating tax settlements mentioned above. The nine month increase is also offset by $22.1 of nonrecurring favorable carrier settlement activities recorded in the first quarter of 1995, the most significant of which was a switched access meet point billing settlement with Pacific Bell for the period January 1, 1990 through December 31, 1994. In addition, $5 and $8.2 of other favorable meet point billing revenues were recognized for the three and nine months ended September 30, 1996, respectively.

Toll service revenues decreased 12% or $14.1 and 2% or $5.8 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These decreases are primarily due to the introduction of optional discount calling plans, which effectively lowered intrastate long distance rates. The three and nine month decreases are also due to a $2.3 reserve for the refund of merger expense savings and an $8.6 reserve for operating tax settlements, both of which are mentioned above. These decreases also reflect a $2.7 and an $8.6 revenue reduction associated with the Company's 1996 California PCI, mentioned above. These decreases are partially offset by $4.8 and $1 of other favorable revenue increases associated with the annual California rate index and $1.9 and $12.7 in increases resulting from a favorable ruling by the CPUC associated with the IRD, as discussed in Other Matters. The nine month decrease is also offset by an increase in toll volumes, a $4.1 increase resulting from unfavorable revenue adjustments recorded in the first quarter of 1995 and a $4.6 increase in revenues from residential and business 800 services.

Other services and sales revenues increased 18% or $18.3 and decreased 5% or $12.1 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The three month increase is primarily the result of increased directory advertising revenues of $10 related to timing of directory publications, a $5.6 increase in business equipment sales and a $2.4 growth in sales of voice messaging services. The nine month decrease is primarily due to a $9.5 reduction, recorded during the first quarter of 1996, associated with the completion of the State of California's telecommunications network (CALNET) project. The nine month decrease is also due to decreased directory advertising revenues of $1.9 related to timing of directory publications and a $2.1 decrease in business equipment sales. The nine month decrease is partially offset by a $6.1 growth in sales of voice messaging services.

Operating Costs and Expenses

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                 ------------------------            --------------------------
                                                  1996              1995              1996               1995
                                                 ------            ------            ------             -------
         Total operating costs and expenses      $467.3            $525.7           $1,518.7            $1,587.4

Total operating costs and expenses decreased 11% or $58.4 and 4% or $68.7 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The decrease in operating costs and expenses for the three months ended September 30, 1996 is primarily due to actuarial adjustments of $10.4 to the Company's benefit plans which were recorded in the third quarter of 1996, $9.4 in regulation expense recorded in 1995, a $5.6 reduction in labor and benefit costs associated with productivity gains from process re-engineering and other cost containment programs and a $5.9 decrease in contractor costs. The decrease is also attributable to a $5.3 reduction in uncollectible charges related to calling card calls, a $1 decrease in data processing costs and a $5.9 reduction in access charge payments associated with the Company's Originating Responsibility Plan (ORP) for intraLATA access settlement arrangements. These decreases are partially offset by a $7.4 increase in material costs and a $0.4 increase in depreciation expense associated with additions to plant balances.

The decrease in operating costs and expenses for the nine months ended September 30, 1996 is primarily due to a $35.6 reduction in labor and benefit costs associated with productivity gains from process re-engineering and other cost containment programs, $18.4 in regulation expense recorded in 1995 and a $16.9 decrease in expenses reflecting labor charges recorded in the second quarter of 1995, which were related to flood damage incurred during the first quarter of 1995. The favorable impact of $7.8 in actuarial adjustments recorded during the second quarter of 1995 was offset by $10.4 of actuarial adjustments to the Company's benefit plans which were recorded during the third quarter of 1996. The decrease is also attributable to reductions of $7 in data processing costs and $10.5 in contractor charges. In addition, the decrease partially reflects an $8.9 reduction in uncollectible charges related to calling card calls. The impact of $9.6 in pension settlement gains recorded in the first quarter of 1996 was partially offset by $4.9 of settlement gains recorded in the second quarter of 1995 which resulted from lump sum payments
from the Company's pension plans.   In addition, the decreases are partially
offset by an $8.4 increase in depreciation expense associated with additions to plant balances, $13.4 of application software amortization, $11.3 associated with the Customer Notification and Education Plan (CNEP), which is a CPUC mandated program to educate consumers about Caller ID, blocking options and related privacy issues, and a $1.9 increase in costs associated with the Company's ORP settlement mentioned above.


Other (Income) Expense

                                         Three Months Ended                   Nine Months Ended
                                            September 30,                        September 30,
                                       ------------------------            --------------------------
                                        1996              1995              1996               1995
                                       ------            ------            ------             -------
         Interest - net                 $21.9             $24.8              $68.2             $75.2
         Other - net                       --                --               (1.1)               --
         Income taxes                    74.6              65.4              177.9             171.0

Interest - net decreased 12% or $3 and 9% or $7 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995, primarily due to lower average short-term debt levels and the favorable effects of the long-term debt refinancing program completed in May 1996.

Other - net for the nine months ended September 30, 1996 includes a $1.2 pre-tax gain resulting from the sale of a parcel of land.

Income taxes increased 14% or $9.2 and 4% or $6.9 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These increases are primarily due to a corresponding increase in pre-tax income, partially offset by adjustments to prior years' tax provision.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $500 of commercial paper.

The Company's primary source of funds during the first nine months of 1996 was cash from operations of $760.1 compared to $615.8 for the same period in 1995. The year-to-year increase is primarily due to a decrease in working capital requirements and improved results of operations. Cash from operations is also being utilized to fund the Company's re- engineering plan.

The Company's capital expenditures during the first nine months of 1996 were $240.9 compared to $293.1 for the same period in 1995. The declining requirement for modernization of current facilities continues to offset the expenditures associated with continued growth in access lines and the introduction of new products and services, including broadband digital services. The Company anticipates lower capital expenditures during the remainder of 1996 compared to 1995, as future capital expenditures related to the deployment of broadband video networks will be incurred by Media Ventures Incorporated, a separate subsidiary of GTE. The video network originally constructed by the Company was transferred at its cost of $6.9 to Media Ventures in the third quarter of 1996 (see discussion in Other Matters).

In December 1995, the Company entered into an agreement to sell a parcel of land. By June 1996, the total proceeds of $12.5 related to this sale were received. The Company recognized a pre-tax gain of $1.2 as a result of this sale. An additional property sale resulting in proceeds of $2.9 occurred during the third quarter of 1996.

Cash used in financing activities was $551.1 during the first nine months of 1996 compared to $336.3 for the same period in 1995. These included dividend payments of $321.4 in the first nine months of 1996 compared to $262.1 for the same period in 1995. The Company issued $100 of 7% debentures in May 1996 to refinance the debt called and redeemed in the fourth quarter of 1995. Short-term financing, including the net change in affiliate notes, decreased $332.8 for the first nine months of 1996, compared to $39 for the same period in 1995, reflecting a reduction in commercial paper partially from the proceeds of the long-term debt issuance.

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

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

OTHER MATTERS

In connection with the re-engineering plan, during the first nine months of 1996, costs of approximately $56.5 have been incurred, including $45.9 to re-engineer customer service processes and $10.7 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $297.3 have been incurred, including $199.8 to re-engineer customer service processes and $45 to re-engineer administrative processes.
The restructuring costs also include $52.5 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of September 30, 1996, $147.9 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 8, 1996, the Federal Communications Commission (FCC) published its Report and Order (Order) containing rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

GTE believes that if the Order were implemented as drafted, it would cause irreparable harm to local-exchange carriers (LECs) by providing unfair advantages to other carriers who will compete with the LECs in providing local service in the LEC's local territory.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. Additionally, the Court scheduled oral argument on the merits for the week of January 13, 1997. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions, including California. It is expected that in late November 1996, the first state commission decision determining the prices and terms of unresolved issues will be released. Subsequent decisions are expected to be issued over a period extending through the first quarter of 1997.

On October 31, 1996, the Administrative Law Judge (ALJ) arbitrator assigned to AT&T's arbitration request submitted his report. The arbitrator recommends the continued use of the interim wholesale discounts, previously adopted by the CPUC, for bundled services. The arbitrator also recommends interim unbundled wholesale rates

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

based on the Company's interim cost studies filed as part of the Open Access Network Architecture Development (OANAD) proceeding (mentioned below), which are pending approval, adjusted by 16% to reflect a contribution for shared and common costs. Based on the recommendations of the arbitrator and the Company's comments to the arbitration report, the CPUC is expected to approve an arbitration agreement by year end 1996.

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

On May 8, 1996, the CPUC denied the Company's petition to modify its New Regulatory Framework (NRF) Settlement Agreement and the NRF Phase I decision. As a result of the CPUC's denial of the Company's petition, the Company reduced its rates $41.7 associated with its 1996 Price Cap effective January 1, 1996 of which $29.1 has been recorded during 1996. The amount recorded in 1996 includes $8 ($5.3 local services and $2.7 toll services) reported during the third quarter. These refunds began in the third quarter of 1996 and are to be
completed by year end.   The indexing mechanism of the price cap formula will
be suspended for 1997 and 1998.

In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without pre-subscription) in California, effective January 1, 1995, associated with the IRD. The final order also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local-exchange rates closer to the actual cost of providing such service. Although this rate rebalancing was not intended to cause significant changes in revenue, the actual increase in volumes did not fully compensate for the toll and access rate reductions. This decision did not permit rate increases to compensate for competitive losses of market share. Revenues decreased by approximately $194.3 in 1995 as a result of the implementation of this order. The Company's request for reconsideration of this aspect of the order was denied on February 7, 1996. On March 11, 1996, the Company filed a petition to correct calculations contained in the February 7 decision which denied the request for rehearing. In this petition, the Company presented a calculation error in the application of the adopted elasticity factor to message toll revenue.

On April 17, 1996, the Company filed a petition to modify the February 7 decision to allow recovery of the revenue shortfall associated with the elasticity factor error surcharge applicable to all of its intrastate surchargeable services rather than only toll and access services. On June 6, 1996, the CPUC approved the Company's request to correct mathematical errors, which resulted in a favorable $53 revenue ruling for the Company. Based on this order, a retroactive favorable revenue adjustment of $39.5 ($28.7 local services and $10.8 toll services) was recorded in June 1996 for the period January 26, 1995 through June 30, 1996. In addition, $13.5 of revenue is being recognized during the second half of 1996, of which $6.9 ($1.5 local services, $3.5 network access and $1.9 toll services) was recognized during the third quarter. The Company was able to net the $53 of favorable surcharges related to the CPUC's June 6, 1996 decision against $41.7 of unfavorable surcredits associated with the 1996 Price Cap rate reduction, discussed above, and $11.3 of unfavorable surcredits resulting from the savings due to ratepayers associated with the 1996 merger of the Company and Contel of California, Inc., which is discussed below.

In September 1995, the Company and Pacific Bell filed a joint petition asking the CPUC to correct erroneous elasticity estimates, used in the original IRD order, based on actual data available. The Company asked for recovery of $107 through increases in specific rates and through the surcharge mechanism. The amount of requested recovery has been subsequently reduced to $80 as a result of the favorable June 6, 1996 ruling mentioned above. A final decision is expected by year end 1996.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

On May 17, 1996, the CPUC consolidated a joint petition filed by AT&T, MCI, Sprint and the California Association of Long Distance Carriers (CALTEL) and a motion by Pacific Bell. The consolidated filing requested a procedural order requiring the Company to initiate immediate implementation of intraLATA equal access and pre-subscription rulings as a result of the Telecommunications Act. In July, the Company received "provisional" authority to begin converting its central offices to intraLATA equal access. The Company expects this conversion to be completed by the end of the first quarter of 1997. Settlement discussions and workshops were held with respect to the remaining issues related to intraLATA equal access. On September 11, 1996, the Company filed a joint motion to adopt a settlement agreement for the CPUC's approval. Three issues remain unresolved including customer notification, cost recovery, and intraLATA equal access from pay telephones. Hearings for these issues began on September 24, 1996 and concluded on October 21, 1996. A final decision is expected by year end 1996.

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

On July 19, 1995, the CPUC issued interim Universal Service (US) rules and obligations as a precursor to local competition. On October 25, 1996, the CPUC issued a decision which established permanent rules and procedures to meet California's US goal in a competitive telecommunications marketplace. The CPUC concluded that a statewide subsidy fund of $351 will be required to sustain basic residential service in high cost areas and will be paid for by instituting a 2.87% end user surcharge on customer bills. This surcharge will be collected by all telecommunication providers.

Incumbent LECs are initially designated as carriers of last resort (COLR) and are eligible to receive subsidies from the fund for providing service in high cost areas. The authorized subsidy per line is the difference between the higher of a statewide average cost benchmark of twenty dollars and thirty cents or the COLR's average revenue (basic service rate plus the end user line charge plus the common carrier line charge) and the LEC's cost proxy model estimate, which is different for each geographic study area (GSA). COLRs who receive high cost support must implement an offsetting surcredit applied to all competitive services excluding basic residential service.

The decision also establishes a "Teleconnect Fund" to support discounting high speed services to schools, libraries, government owned hospitals and health care organizations, and tax exempt community-based organizations.

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

On February 23, 1996, the CPUC also adopted additional local competition rules addressing interconnection terms and conditions, joint provisioning of access services, information-mass announcement services and additional intercompany arrangements. On April 10, 1996, the CPUC adopted interim number portability
(INP) rates and rules, effective April 18, 1996, which will be charged to CLCs in order to allow their customers to retain use of their existing LEC telephone numbers when switching providers of local telephone service. The Company is required to establish a memorandum account to track the revenues collected from billings of INP rates to allow for a subsequent true-up once permanent rates are adopted in the OANAD proceeding.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

In March 1996, the CPUC approved rules permitting local resale competition effective March 31, 1996. The CPUC required the Company to provide wholesale discounts of 7 percent on basic residential service and 12 percent on toll and business services to future resale competitors. On April 12, 1996, the Company filed an Application for Rehearing of the resale decision requesting the correction of three legal errors including ordering the Company to file resale tariffs prior to allowing LECs the opportunity to negotiate wholesale rates as permitted in the Telecommunications Act, imposing onerous restrictions on the Company's pricing flexibility and allowing facilities-based CLCs to establish their own rating areas before mitigation measures are implemented. On April 12, 1996, the Company also filed a Motion for a Stay of the implementation of certain resale rates ordered in the resale decision. In its motion, the Company is requesting that the CPUC authorize the Company to charge its existing retail rates for the resale of business and residential services pending action on the Company's Application for Rehearing and the establishment of an interest-bearing memorandum account to track the difference between the revenues based on adopted resale rates and revenues based on existing retail rates. On May 1, 1996, the Company provided the CPUC with service category specific cost studies for wholesale services in the CPUC's unbundling proceedings. A final decision was expected by year end 1996. However, on October 4, 1996, the CPUC issued a ruling which suspended its schedule for adopting permanent wholesale rates until it determines how to proceed in response to the FCC's First Report and Order. Once the impact of the FCC's order on the CPUC's proceeding has been determined, a new procedural schedule for adopting permanent wholesale rates will be issued.

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

On September 20, 1996, the CPUC issued a decision which concluded that the CPUC could not determine if its recently adopted local competition rules impaired the Company's ability to earn a fair return on investment and recover invested capital. In response to this decision, the Company will be allowed to file, as early as January 1, 1997, an application to provide additional evidence supporting its impairment and also recommend alternative recovery methods. The Company plans to provide evidence supporting the fact that the CPUC's new regulatory program combined with NRF established depreciation methods which have an adverse effect on the Company's opportunity to earn a fair return on its assets in a competitive environment.

On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the CPUC to allocate utility merger benefits between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. The new law became effective January 1, 1996. On April 10, 1996, the CPUC issued a decision approving the merger of Contel of California, Inc. into the Company under the terms of the amended legislation. It is currently anticipated that the merger will occur by December 31, 1996.

As a part of this order the CPUC ordered $69.7 of merger savings to be returned to the local, access and toll customers of the merged company over a five year period. These savings represent half of the total savings expected to be realized by this merger. In September 1996, the Company recorded a $36 reduction in local service revenues to adequately provide for the impact of this decision in its financial statements. Rate integration and the determination of Contel of California, Inc.'s premerger NRF startup revenue requirement will be handled in Phase III of this proceeding. If a negotiated settlement is reached between the Company and interested parties, it is anticipated that permanent rates could be effective as early as March 1997. If full evidentiary hearings are required, then a Phase III decision may be delayed until the second half of 1997.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

During 1995 and the first six months of 1996, the Company had expended $6.9 on the construction of its broadband video dialtone network in Ventura County, California. On July 2, 1996, the Ventura County, California County Board approved a cable TV franchise application which enabled Media Ventures Incorporated (Media Ventures), a separate subsidiary of GTE, to begin offering
cable service in September 1996.   As a result, the network originally
constructed by the Company was transferred at its cost to Media Ventures in the third quarter of 1996. All future cable services will be offered by GTE through Media Ventures.

On July 18, 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in California, marketed under the name GTE Easy Savings Plan(service mark). GTE plans to offer this service by December 31, 1996 in all 50 states, including the 28 states where it currently offers local telephone service.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September  30,        December 31,
                                                                                1996                 1995
                                                                            ------------          ------------
                                                                                    (Thousands of Dollars)
                                ASSETS

CURRENT ASSETS:
  Cash and temporary investments                                            $     21,502          $     31,126
  Receivables, less allowances of $57,876 and $56,810                            493,001               554,171
  Note receivable from affiliate                                                  81,682                   100
  Inventories and supplies                                                        26,811                31,022
  Deferred income tax benefits                                                    54,449                81,181
  Other                                                                           19,199                13,906
                                                                            ------------          ------------
   Total current assets                                                          696,644               711,506
                                                                            ------------          ------------

PROPERTY, PLANT, AND EQUIPMENT, at cost                                        8,684,382             8,597,000
   Accumulated depreciation                                                   (5,197,598)           (4,882,561)
                                                                            ------------          ------------
   Total property, plant and equipment, net                                    3,486,784             3,714,439

OTHER ASSETS, primarily employee benefit plans                                   550,443               480,153
                                                                            ------------          ------------

   Total assets                                                             $  4,733,871          $  4,906,098
                                                                            ============          ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term obligations, including current maturities                      $     95,286          $    221,518
  Accounts payable                                                               146,453               239,503
  Taxes payable                                                                  143,192                67,808
  Accrued interest                                                                23,122                22,836
  Accrued payroll costs                                                           83,199               100,041
  Dividends payable                                                              163,975                88,754
  Accrued restructuring costs                                                    147,879               204,430
  Other                                                                          196,538               153,160
                                                                            ------------          ------------
   Total current liabilities                                                     999,644             1,098,050
                                                                            ------------          ------------


  Long-term debt                                                               1,265,094             1,285,771
  Deferred income taxes                                                          301,780               316,716
  Employee benefit plans                                                         134,912                98,676
  Other liabilities                                                              417,621               373,352
                                                                            ------------          ------------
   Total liabilities                                                           3,119,051             3,172,565
                                                                            ------------          ------------

SHAREHOLDERS' EQUITY:
  Preferred stock                                                                 81,866                81,866
  Common stock (69,438,190 shares issued)                                      1,388,764             1,388,764
  Additional paid-in capital                                                       2,040                 2,040
  Retained earnings                                                              142,150               260,863
                                                                            ------------          ------------
   Total shareholders' equity                                                  1,614,820             1,733,533
                                                                            ------------          ------------
Total liabilities and shareholders' equity                                  $  4,733,871          $  4,906,098
                                                                            ============          ============

           See Notes to Condensed Consolidated Financial Statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                              --------------------------------
                                                                                1996                   1995
                                                                              ----------             ---------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                                  $  277,935             $ 238,715
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 456,490               448,035
   Deferred income taxes                                                          11,796                14,032
   Provision for uncollectible accounts                                           50,723                55,975
   Change in current assets and current liabilities                               30,153              (118,547)
   Other - net                                                                   (66,991)              (22,387)
                                                                              ----------             ---------
   Net cash from operations                                                      760,106               615,823
                                                                              ----------             ---------
INVESTING
  Capital expenditures                                                          (240,943)             (293,060)
  Proceeds from sale of land                                                      12,496                    --
  Proceeds from sale of assets                                                     2,918                    --
  Proceeds from transfer of assets                                                 6,851                    --
  Other - net                                                                         --                 5,469
                                                                              ----------             ---------
   Net cash used in investing                                                   (218,678)             (287,591)
                                                                              ----------             ---------
FINANCING
  Long-term debt issued                                                           98,405                    --
  Long-term debt retired                                                            (206)              (35,280)
  Dividends                                                                     (321,427)             (262,082)
  Net change in affiliate notes                                                 (132,694)               14,126
  Decrease in short-term obligations, excluding current maturities              (200,130)              (53,079)
  Other - net                                                                      5,000                    --
                                                                              ----------             ---------
   Net cash used in financing                                                   (551,052)             (336,315)
                                                                              ----------             ---------
Decrease in cash and temporary investments                                        (9,624)               (8,083)

Cash and temporary investments:
  Beginning of period                                                             31,126                43,118
                                                                              ----------             ---------
  End of period                                                               $   21,502             $  35,035
                                                                              ==========             =========





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

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits required by Item 601 of Regulation S-K.

                 (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                 (27)   Financial Data Schedule

          (b) The Company filed no reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                GTE California Incorporated
                                              --------------------------------
                                                       (Registrant)


Date:     November 14, 1996                       William M. Edwards, III
      ------------------------------          --------------------------------
                                                  William M. Edwards, III

                                                Vice President - Controller
                                              (Principal Accounting Officer)

                                EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------          -------------------------------------------------------
  12             Statement re: Calculation of the Consolidated Ratio of
                 Earnings to Fixed Charges

  27             Financial Data Schedule