Form 10-K405
period 1996-12-31
GTE CALIFORNIA INC
filed 1997-03-27
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended       December 31, 1996

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


41/2% SERIES CUMULATIVE PREFERRED STOCK               $20 PAR VALUE
41/2% SERIES CUMULATIVE PREFERRED STOCK               $20 PAR VALUE
   5% SERIES CUMULATIVE PREFERRED STOCK               $20 PAR VALUE
7.48% SERIES CUMULATIVE PREFERRED STOCK              $100 PAR VALUE
            (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X     NO
                                                -----      -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   X
                -----

THE COMPANY HAD 70,000,000 SHARES OF $20 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1997. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING PREFERRED STOCK HELD BY NON-AFFILIATES AT FEBRUARY 28, 1997, AMOUNTED TO $3,610,419.

DOCUMENT INCORPORATED BY REFERENCE: PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 9, 1997 (INCORPORATED IN PART III).

TABLE OF CONTENTS

Item                                                                                     Page
Part I

       1.     Business                                                                     1

       2.     Properties                                                                   5

       3.     Legal Proceedings                                                            5

       4.     Submission of Matters to a Vote of Security Holders                          5

Part II

       5.     Market for the Registrant's Common Equity and Related                        6
              Shareholder Matters

       6.     Selected Financial Data                                                      7

       7.     Management's Discussion and Analysis of Financial                            8
              Condition and Results of Operations

       8.     Financial Statements and Supplementary Data                                 15

       9.     Changes in and Disagreements with Accountants on                            39
              Accounting and Financial Disclosure

Part III

      10.     Directors and Executive Officers of the Registrant                          40

      11.     Executive Compensation                                                      42

      12.     Security Ownership of Certain Beneficial Owners and Management              42

      13.     Certain Relationships and Related Transactions                              42

Part IV

      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K             43

PART I

Item 1.  Business

GTE California Incorporated (the Company) was incorporated in California in 1929. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of California, Nevada and Arizona.

The Company has a wholly-owned subsidiary, Contel Advance Systems, Inc., which markets telecommunications customer premise equipment and other products and services.

On September 10, 1992, the Company entered into an Agreement of Merger with Contel of California, Inc., a California corporation (Contel California). The agreement provides that Contel California would merge with and into the Company, with the Company to be the surviving corporation in the merger (the Merger). On April 20, 1994, the California Public Utilities Commission (CPUC) issued a decision giving final approval to the Merger. The decision required the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the Merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the Merger was delayed. The Company and other interested parties filed reports and comments pursuant to this proceeding. On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the CPUC to allocate utility merger benefits between ratepayers and shareholders, with not less than 50% going to ratepayers. The CPUC approved the Merger in April 1996. As part of the order, the CPUC ordered $69.7 million of merger savings to be returned to the ratepayers of both companies, which represents half of the total savings expected to be realized by this merger over a five-year period. The Company received approval to return these savings to local, toll and access customers beginning in mid-1996. The Merger was concluded December 31, 1996, and is being accounted for in a manner similar to a "pooling of interests."

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by providing such services as billing and collection and operator services to interexchange carriers. At December 31, 1996, the Company served 4,744,534 access lines in its service territories.

At December 31, 1996, the Company had 11,937 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. In 1996, a new contract was reached with the CWA and IBEW. No contracts will expire during 1997.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers and cable providers, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC released its rules implementing the provision of number portability and dialing parity in accord with the Telecommunications Act. In August 1996, the FCC also adopted its rules governing interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. These rules generally require local-exchange carriers (LECs) to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues have been released (See
Note 12 of the Company's consolidated financial statements included in Item 8). Subsequent decisions are expected to be issued over a period extending through the first half of 1997.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district courts in California.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan(sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including California, Nevada and Arizona. In addition, nineteen states, including California and Arizona, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine of the states, including Nevada, which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The state regulatory commissions in California and Arizona have adopted price regulation for intrastate telephone service. The regulatory commission in the state of Nevada continues to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 12 of the Company's consolidated financial statements included in Item 8.

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


INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities.

GTE California Incorporated (the Company):

Restructuring and Cost Control

During 1996, the Company substantially completed the implementation of its three-year $494.2 million re-engineering program. Total costs of the program included $322.5 million related to improvements in customer service processes, $116.1 million related to improvements in administrative processes and $55.6 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits related to employee reductions.

GTE Corporation (GTE):

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation (Title VI). The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations.

GTE, through a separate subsidiary, made its initial entry into the video market under Title VI. The most technologically-advanced hybrid fiber/coaxial network available is being deployed. At the end of 1996, GTE had been granted six franchises, including three franchises in the Ventura County, California market. Construction of the networks in those markets is underway and approximately 7,000 video subscribers were acquired in 1996, bringing GTE's total video subscribers to approximately 15,000.

Internet Access

GTE, through a separate subsidiary, was the first local-exchange carrier to introduce nationwide Internet services to residential and business customers in 1996. By year-end 1996, GTE's Internet access service, marketed as GTE Internet Solutions, was offered in over 350 cities covering 49 states, including California, Arizona and Nevada. An agreement with UUNET Technologies provides the Internet backbone and local dialing capabilities. Over 70,000 customers were subscribing to GTE Internet Solutions at December 31, 1996.

GTE Long Distance

One of the most significant impacts of the Telecommunications Act's passage was the removal of certain restrictions previously included in GTE's Consent Decree. Prior to February 8, 1996, GTE was restricted from jointly marketing the products and services of the Company with those of GTE's interexchange subsidiaries. With this joint marketing restriction lifted, GTE can now offer its customers many services on one monthly bill, with one point of contact. This opportunity facilitated GTE's entry into the long distance business, as discussed above. By December 31, 1996, GTE, through a separate subsidiary, was offering the service, marketed under the name GTE Easy Savings Plan(sm), in all 50 states and was serving over 825,000 customers.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of California, Nevada and Arizona, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1992 to December 31, 1996, the Company made capital expenditures of $2.5 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 26% of gross plant of $9.7 billion at December 31, 1996.

In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71).

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



Item 3.  Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's consolidated financial statements.



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

Or write to:
    Bank of Boston
    c/o Boston EquiServe, L.P.
    P.O. Box 9121
    Boston, MA 02205-9121

For overnight delivery services, use the following address:
    Bank of Boston
    c/o Boston EquiServe, L.P.
    Blue Hills Office Park
    150 Royall Street
    Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1996 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE through the following universal resource:
  http://www.gte.com

PRODUCTS AND SERVICES HOTLINE

Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

Item 6. Selected Financial Data (See Note 4 to the Company's consolidated financial statements included in Item 8)

GTE California Incorporated and Subsidiary

                                                                     Years Ended December 31,
                                        -------------------------------------------------------------------------
Selected Income Statement Items (a)         1996           1995             1994           1993(b)        1992
-----------------------------------     -------------------------------------------------------------------------
                                                                   (Thousands of Dollars)

Revenues and sales                      $ 3,141,166    $ 3,144,816       $ 3,319,871   $ 3,349,525    $ 3,423,405
Operating costs and expenses              2,198,552      2,454,598         2,374,199     2,973,050      2,487,378
                                        -------------------------------------------------------------------------
Operating income                            942,614        690,218           945,672       376,475        936,027
Interest - net                               98,567        111,823           105,801       122,617        132,297
Gain on disposition of assets                (1,117)            --                --            --             --
Other - net                                      --             --                --        (2,762)        (3,160)
Income taxes                                329,326        235,534           339,585       107,932        297,822
                                        -------------------------------------------------------------------------
Income before extraordinary charges         515,838        342,861           500,286       148,688        509,068
Extraordinary charges                            --       (711,048)(c)            --       (20,214)            --
                                        -------------------------------------------------------------------------
Net income (loss)                       $   515,838    $  (368,187)      $   500,286   $   128,474    $   509,068
                                        =========================================================================

Dividends declared on common stock      $   504,154    $   325,863       $   422,791   $   461,471    $   457,267
Dividends declared on preferred stock         4,784          4,784             4,850         4,891          4,867


------------------------------------------------------------------------------------------------------------------
                                                                      As of December 31,
                                         -------------------------------------------------------------------------
Selected Balance Sheet Items                1996               1995            1994          1993         1992
----------------------------             -------------------------------------------------------------------------
                                                                      (Thousands of Dollars)

Property, plant and equipment, net (c)   $3,754,635        $3,994,596       $5,361,502    $5,495,604    $5,568,541
Total assets                              5,083,385         5,345,522        6,718,720     6,628,075     6,556,691
Long-term debt and preferred
stock, subject to
mandatory redemption                      1,280,151         1,375,771        1,370,157       957,908     1,692,157
Shareholders' equity                      1,848,628         1,841,728        2,540,562     2,467,917     2,805,805
------------------------------------------------------------------------------------------------------------------


(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.
(b) Operating income in 1993 included a $494.2 million pre-tax charge for restructuring costs which reduced net income by $304.4 million.
(c)   See Note 2 to the consolidated financial statements included in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE California Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1996, the Company served 4,744,534 access lines in the states of California, Nevada and Arizona. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

On September 10, 1992, the Company entered into an Agreement of Merger with Contel of California, Inc., a California corporation (Contel California). The agreement provided that Contel California would merge with and into the Company, with the Company to be the surviving corporation (the Merger). On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the California Public Utilities Commission (CPUC) to allocate the merger savings between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. In accordance with the enacted legislation, on April 10, 1996, the CPUC issued its decision for the approval of the Merger. The Merger was concluded on December 31, 1996, and has been accounted for in a manner similar to a "pooling of interests." Accordingly, the financial statements include the combined historical results of operations and financial position of the Company and Contel California as though the Merger had occurred at the beginning of each period presented and reflect the elimination of all significant intercompany transactions.


RESULTS OF OPERATIONS

                                 Years Ended December 31,
                    ------------------------------------------------------
                          1996               1995                1994
                    ---------------     ---------------      -------------
 Net income (loss)  $     515.8         $    (368.2)         $    500.3


The net loss for 1995 includes one-time extraordinary charges (net of tax) of $711 related to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and the early retirement of debt recorded in the fourth quarter of 1995.

Excluding these special items, net income increased 50% or $172.9 and decreased 31% or $157.4 for 1996 and 1995, respectively. The 1996 increase is driven by significant improvements in the level of operating costs and expenses. The slight decrease in revenues is a result of several major regulatory rulings which offset strong customer growth.

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

On January 1, 1995, pursuant to an order issued by the CPUC, competition in toll services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll services and access charges while increasing basic local service rates closer to the actual cost of providing such service. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. Revenue reductions attributed to the implementation of this order were $232.3 in 1995.

REVENUES AND SALES


                                   Years Ended December 31,
                           --------------------------------------
                               1996          1995          1994
                           ----------    ----------    ----------
Local services             $  1,361.3    $  1,403.1    $  1,062.0
Network access services         870.5         812.6         806.6
Toll services                   490.1         510.6       1,068.6
Other services and sales        419.2         418.5         382.7
                           ----------    ----------    ----------
Total revenues and sales   $  3,141.1    $  3,144.8    $  3,319.9

Total revenues and sales decreased less than 1% or $3.7 and 5% or $175.1 during 1996 and 1995, respectively.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues decreased 3% or $41.8 in 1996 and increased 32% or $341.1 in 1995. The 1996 decrease is due to a combination of the following: a $34 reduction in revenues reflecting the refund of anticipated merger expense savings; a $27.3 reduction in revenues associated with the Company's 1996 California Price Cap Index (PCI), discussed below; a $20.6 reserve recorded in the third quarter of 1996 for operating tax settlements; a $14.8 net reduction in refunds received from the California High Cost Fund, a fund established to subsidize rural providers for the costs of providing universal service; an $11.5 scheduled reduction in revenues associated with a previous rate order; and an $11.1 decrease in directory and operator service revenues.

The foregoing decreases were offset by the following increases: $34.6 increase in revenue resulting from a favorable ruling by the CPUC associated with the IRD discussed in Note 12 of the Company's consolidated financial statements included in Item 8; $28.2 increase driven by a 5% growth in switched access lines, and increased sales of Integrated Services Digital Network (ISDN) and Digital Channel Service (DCS); $8 increase in SmartCall(R) and other custom calling features; and $7.3 growth in CentraNet(R) sales.

The increase in 1995 is primarily the result of $292.6 in rate increases associated with the IRD. Also, a one-time support payment of $31.9 was recorded in December 1995 from the California High Cost Fund. The number of access lines increased 3% in 1995 compared to the same period in 1994, which generated $18.5 of additional revenues. The 1995 increase was partially offset by a $10.4 reduction in revenues due to more customers electing measured usage rate plans and by a $4.2 reduction in revenues associated with the refund of installation charges to customers.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local- exchange network in providing long distance services. In addition, residential and business customers pay end user access fees to connect to the local network to obtain long distance service. Cellular service providers and other local- exchange carriers also pay access charges for cellular and intraLATA (Local Access Transport Area) toll calls hauled or terminated by the Company. Network access service revenues increased 7% or $57.9 and less than 1% or $6 in 1996 and 1995, respectively. Minutes of use increased in 1996 by 12%, which generated additional revenues of $45.9. The 1996 increase also reflects a $22 increase in special access revenues associated with growth in dedicated access lines and $9.7 of favorable meet point billing settlements. Higher end user access charge revenues of $5.9 were recorded in connection with access line growth. In addition, the increase also reflects a revenue adjustment of $4 associated with the favorable IRD ruling mentioned above and discussed in Note 12 of the Company's consolidated financial statements included in Item 8. These increases were partially offset by a $2.4 reserve associated with the operating tax settlements mentioned above and $22.1 of nonrecurring favorable carrier settlement activities recorded in the first quarter of 1995, the most significant of which was a switched access meet point billing settlement with Pacific Bell for the period January 1, 1990 through December 31, 1994. In addition, revenues decreased by $4.4 reflecting the net effect of changes in interstate access rates associated with the Federal Communications Commission's (FCC) 1995 and 1996 price caps.

Minutes of use increased 11% in 1995, compared to the same period in 1994. This increase generated $26.1 of additional revenues. In addition, the 1995 increase is due to $22.1 in nonrecurring favorable carrier settlement activities recorded in the first quarter of 1995, reflecting a switched access meet point billing settlement with Pacific Bell for the period January 1, 1990 through December 31, 1994. The increase is also due to the net effect of the May and August 1995 interstate rate changes that resulted in $6 of additional revenues associated with the FCC Price Cap. These increases are partially offset by a $19 reduction in interstate access revenues associated with affiliate audit price reductions and by $14.5 of carrier billing settlements recorded in the fourth quarter of 1994. Other decreases of $8.1 in rate reductions associated with the previously mentioned IRD and $3 in lower support payments received from the Universal Service Fund were also partial offsets to the aforementioned increase.

The Company's toll services are based on fees charged for service beyond a customer's local calling area but within the LATA. Toll service revenues decreased 4% or $20.5 and 52% or $558 in 1996 and 1995, respectively. The 1996 decrease is primarily due to the impacts of optional discount calling plans, which effectively lowered intrastate long distance rates. This decrease also reflects an $11.5 revenue reduction associated with the Company's 1996 California PCI, mentioned above. Additionally, this decline results from a $5.2 reserve for the refund of merger savings and an $8.6 reserve for operating tax settlements, both of which are noted above. These reductions are partially offset by a $14.5 increase resulting from a favorable ruling by the CPUC associated with IRD, as discussed above. The decrease is also offset by an increase in toll volumes and a $9.9 increase resulting from unfavorable revenue adjustments recorded in the first quarter of 1995. The decline in 1995 is primarily the result of $526 in rate reductions associated with the previously mentioned IRD.

Other services and sales revenues increased less than 1% or $0.7 and 9% or $35.8 in 1996 and 1995, respectively. The 1996 increase is primarily attributable to an $8.4 growth in sales of voice messaging services and growth in sales of radio paging of $2.2. These increases are partially offset by a $9.5 reduction, recorded during the first quarter of 1996, associated with the completion of the State of California's telecommunications network (CALNET) project. The increase for 1995 is primarily due to a $9.1 increase in revenues associated with the IRD, a $6.9 increase in operator service revenues, an $11.7 increase in billing and collection revenues and a $9.2 increase in revenues due to growth in sales of voice messaging and radio paging. These increases are partially offset by $5.2 of lower sales of single line telephone systems.

OPERATING COSTS AND  EXPENSES

                                                Year Ended December 31,
                                         ------------------------------------
                                            1996         1995         1994
                                         ----------   ----------   ----------
Cost of services and sales               $  1,052.4   $  1,198.6   $  1,184.8

Selling, general and administrative           477.7        583.5        544.9

Depreciation and amortization                 668.4        672.5        644.5
                                         ----------   ----------   ----------
    Total operating costs and expenses   $  2,198.5   $  2,454.6   $  2,374.2

Total operating costs and expenses decreased 10% or $256.1 in 1996 and increased 3% or $80.4 in 1995. The decrease in operating costs and expenses for 1996 is largely due to the following: $79.5 reduction in labor and benefit costs associated with productivity gains from process re-engineering and other cost containment programs; $28.9 reversal of the Communications Workers of America (CWA) arbitration reserve due to a favorable ruling; $27.3 reduction in regulation expense recorded in 1995; $16 decrease in expenses reflecting labor charges relating to flood damage incurred in first quarter of 1995; $17 decrease in the provision for uncollectible accounts; $12.4 reduction in data processing costs; $8.1 reduction in contract labor charges. The 1996 decrease was also due to $25.6 of pension settlement gains recorded in 1996 partially offset by $13.7 of settlement gains recorded in 1995 which resulted from lump-sum payments from the Company's pension plans.

Effective January 1, 1995, the Company transitioned to an Originating Responsibility Plan (ORP) for intraLATA access settlement arrangements. As part of this CPUC-ordered rate rebalancing, the Company incurred $35.9 of intraLATA access charge payments in 1995 for intraLATA toll calls that were originated by the Company and terminated by another local-exchange carrier (LEC). In addition, the 1995 increase is also due to a $16 increase in labor charges related to flood damage incurred during the first quarter of 1995, a $28 increase in depreciation primarily associated with additions to plant balances, $17.5 of higher costs associated with the collection of interexchange carrier receivables, an

$8 increase in the provision for uncollectible accounts, $7.4 in nonrecurring favorable settlement activities recorded in 1994 and $6.3 related to changes in plan participation in the Company's incentive compensation programs. These increases are partially offset by $13.7 of settlement gains which resulted from lump-sum payments from the Company's pension plans, $19.1 of lower labor and benefit costs associated with the Company's re-engineering plan, $5 of costs incurred during 1994 related to earthquake damage and $2.9 of insurance proceeds received in 1995 that were related to 1994 earthquake damage. The increases are also partially offset by a $6.7 increase in pension income and an $11.3 reduction in rent expense.

OTHER EXPENSES

                            Years Ended December 31,
                       ---------------------------------
                          1996        1995       1994
                       ---------   ---------   ---------
    Interest - net     $    98.6   $   111.8   $   105.8
    Income taxes           329.3       235.5       339.6

Interest - net decreased 12% or $13.2 in 1996 and increased 6% or $6 in 1995. The 1996 decrease is attributable to favorable effects of the long-term debt refinancing program completed in June 1996. The 1995 increase is primarily due to higher average long-term debt balances.

Income taxes increased 40% or $93.8 in 1996 and decreased 31% or $104.1 in 1995. These changes are primarily due to corresponding changes in pre-tax income. Additionally, the 1995 decrease is partially offset by lower amortization of investment tax credits.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $500 of commercial paper. The Company has an existing shelf registration statement for an additional $400 of debentures.

The Company's primary source of funds during 1996 was cash from operations of $1,071.1 compared to $873.1 in 1995. The increase is primarily reflective of improved results from operations and a decrease in the Company's working capital requirements.

Net cash used in investing activities was $411.8 and $432.7 during 1996 and 1995, respectively. The Company's capital expenditures during 1996 were $434.1 compared to $438.2 in 1995. The decrease in capital expenditures was primarily related to continued declining requirements for modernization of current facilities offset by expenditures associated with growth in access lines. The video network originally constructed by the Company was transferred at its cost of $6.9 to Media Ventures Incorporated, a separate subsidiary of GTE (as discussed in Note 12 of the Company's consolidated financial statements included in Item 8). The Company's anticipated construction costs for 1997 are expected to increase from the 1996 level, reflecting the continued expansion of existing networks, upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act.

In 1996, proceeds of $15.4 were generated from the sales of selected real estate properties. The Company recognized a pre-tax gain of $1.1 as a result of this sale.

Net cash used in financing activities was $670.4 in 1996 compared to $452.5 in 1995. The Company retired $45.3 of long-term debt in 1996 compared to total retirements of $150.3 in 1995. In May 1996, the Company issued $100 of 7% Series D Debentures, due 2008, for the repayment of short-term borrowings incurred in connection with the redemption of long-term debt in December 1995. The Company made dividend payments of $485.2 in 1996 compared to $390.6 in 1995. Short-term financing, including the net change in affiliate notes, decreased $243.3 in 1996 compared to an increase of $88.4 in 1995, reflecting a reduction in commercial paper partially from the proceeds of long-term debt.

At December 31, 1995, the Company had entered into forward contracts to sell $75 of U.S. Treasury Bonds to hedge against changes in market interest rates related to the debt the Company called and refinanced during the first half of 1996. A gain of approximately $5 occurred upon the settlement of the forward contracts and is being amortized over the life of the associated refinanced debt as an offset to interest expense.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona as to its intrastate business operations and by the FCC as to its interstate operations.

Significant regulatory and legislative developments occurred during 1996, including the passage of the Telecommunications Act. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

As a result of the Telecommunications Act, the Company may be faced with increased competition from numerous sources, including competitive access providers (CAPs), alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers, cable providers, media and computer companies. These companies collectively have the ability to offer a broad array of voice, video and data services to business and residential customers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC adopted its rules governing interconnection. These rules generally require LECs to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for a stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a nonexclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan(sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including California, Nevada and Arizona. In addition, nineteen states, including California and Arizona, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine of the states, including Nevada, which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The state regulatory commissions in California and Arizona have adopted price regulation for intrastate telephone service. The regulatory commission in the state of Nevada continues to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

On January 1, 1995, pursuant to an order issued by the CPUC, competition in toll services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll services and access charges while increasing basic local service rates closer to the actual cost of providing such service. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. Revenues decreased by approximately $232.3 in 1995 as a result of the implementation of this order.

On February 23, 1996, GTE Mobilnet and GTE Card Services received approval of their Certificates of Public Convenience and Necessity to provide resale based local-exchange service within GTE and Pacific Bell service territories.

On September 10, 1992, GTE California Incorporated (the Company) and Contel of California, Inc. entered into an Agreement of Merger whereby Contel California would merge with and into the Company, with the Company to be the surviving corporation in the merger (the Merger). On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the CPUC to allocate utility merger benefits between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. In accordance with the enacted legislation, the CPUC approved the Merger on April 10, 1996. As part of the order, the CPUC ordered $69.7 of merger savings to be returned to the ratepayers of both companies, which represents half of the total savings expected to be realized by the Merger over a five-year period. The Company has provided for the impact of this decision in its financial statements. The Company received approval to return these savings to local, toll and access customers beginning in mid-1996.

On May 8, 1996, the CPUC denied the Company's petition to modify its New Regulatory Framework (NRF) Settlement Agreement and the NRF Phase I decision. As a result of the CPUC's denial of the Company's petition, the Company reduced its rates $41.7 associated with its 1996 Price Cap Index effective January 1, 1996. The indexing mechanism of the price cap formula will be suspended for 1997 and 1998.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 12 of the Company's consolidated financial statements included in Item 8.

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

INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities. Further information regarding these initiatives is discussed in
Item 1.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE California Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME (Note 4)

Years Ended December 31                        1996           1995          1994
-----------------------                   -----------    -----------    -----------
                                                      (Thousands of Dollars)
REVENUES AND SALES (a)
   Local services                         $ 1,361,305    $ 1,403,101    $ 1,062,008
   Network access services                    870,496        812,570        806,558
   Toll services                              490,128        510,650      1,068,579
   Other services and sales                   419,237        418,495        382,726
                                          -----------    -----------    -----------
     Total revenues and sales               3,141,166      3,144,816      3,319,871
                                          -----------    -----------    -----------

OPERATING COSTS AND EXPENSES (b)
   Cost of services and sales               1,052,423      1,198,628      1,184,836
   Selling, general and administrative        477,715        583,476        544,859
   Depreciation and amortization              668,414        672,494        644,504
                                          -----------    -----------    -----------
     Total operating costs and expenses     2,198,552      2,454,598      2,374,199
                                          -----------    -----------    -----------
OPERATING INCOME                              942,614        690,218        945,672

OTHER (INCOME) EXPENSE
   Interest - net                              98,567        111,823        105,801
   Gain on disposition of assets               (1,117)            --             --
                                          -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                    845,164        578,395        839,871
   Income taxes                               329,326        235,534        339,585
                                          -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY CHARGES           515,838        342,861        500,286
   Extraordinary charges                           --       (711,048)            --
                                          -----------    -----------    -----------
NET INCOME (LOSS)                         $   515,838    $  (368,187)   $   500,286
                                          ===========    ===========    ===========


(a) Includes billings to affiliates of $130,621, $122,591, and $124,704 for the years 1996 - 1994, respectively.
(b) Includes billings from affiliates of $194,022, $228,512, and $204,621 for the years 1996 - 1994, respectively.







See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONSOLIDATED BALANCE SHEETS (Note 4)

December 31                                                       1996         1995
-----------                                                    ----------   -----------
                                                                (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                    $   22,158   $   33,265
  Receivables, less allowances of  $72,010 and $61,705            600,818      675,143
   Inventories and supplies                                        25,658       31,674
   Deferred income tax benefits                                    58,364       99,613
   Other                                                           14,387       14,747
                                                               ----------   ----------
    Total current assets                                          721,385      854,442
                                                               ----------   ----------
Property, plant and equipment, net                              3,754,635    3,994,596
Employee benefit plans                                            567,065      443,591
Other assets                                                       40,300       52,893
                                                               ----------   ----------
Total assets                                                   $5,083,385   $5,345,522
                                                               ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities         $  196,284   $  273,356
  Accounts payable                                                125,923      158,709
  Affiliate payables and accruals                                 159,278      116,285
  Advanced billings and customer deposits                          61,797       71,371
  Taxes payable                                                    54,418       89,751
  Accrued interest                                                 25,272       25,225
  Accrued payroll costs                                            97,680      109,410
  Dividends payable                                               112,466       88,754
  Accrued restructuring costs                                          --      224,885
  Other                                                           134,514      109,408
                                                               ----------   ----------
    Total current liabilities                                     967,632    1,267,154
                                                               ----------   ----------
  Long-term debt                                                1,280,151    1,375,771
  Deferred income taxes                                           342,349      322,497
  Employee benefit plans                                          229,914      159,192
  Other liabilities                                               414,711      379,180
                                                               ----------   ----------
   Total  liabilities                                           3,234,757    3,503,794
                                                               ----------   ----------
Shareholders' equity:
  Preferred stock                                                  81,866       81,866
  Common stock (70,000,000 shares issued)                       1,400,000    1,400,000
  Additional paid-in capital                                       82,239       82,239
  Retained earnings                                               284,523      277,623
                                                               ----------   ----------
    Total shareholders' equity                                  1,848,628    1,841,728
                                                               ----------   ----------
Total liabilities and shareholders' equity                     $5,083,385   $5,345,522
                                                               ==========   ==========

See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 4)

Years Ended December 31                                      1996          1995           1994
-----------------------                                  -----------    -----------    -----------
                                                                  (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charges                    $   515,838    $   342,861    $   500,286
  Adjustments to reconcile income before extraordinary
    charges to net cash from operations:
    Depreciation and amortization                            668,414        672,494        644,504
    Deferred income taxes                                     53,455         34,309         31,326
    Provision for uncollectible accounts                      69,439         84,365         73,956
    Change in current assets and current liabilities:
      Receivables - net                                       27,971        (92,149)      (139,896)
      Other current assets                                     5,441         14,396          1,209
      Accrued taxes and interest                             (35,286)        (9,626)        (5,257)
      Other current liabilities                              (97,724)      (107,125)      (111,610)
    Other - net                                             (136,490)       (66,411)       (17,604)
                                                         -----------    -----------    -----------
    Net cash from operations                               1,071,058        873,114        976,914
                                                         -----------    -----------    -----------
INVESTING
  Capital expenditures                                      (434,053)      (438,201)      (504,787)
  Proceeds from sale of assets                                15,414             --         14,023
  Proceeds from transfer of assets                             6,851             --             --
  Other - net                                                     --          5,469             --
                                                         -----------    -----------    -----------
    Net cash used in investing                              (411,788)      (432,732)      (490,764)
                                                         -----------    -----------    -----------
FINANCING
    Long-term debt issued                                     98,405             --        790,724
    Long-term debt and preferred stock retired               (45,283)      (150,347)       (43,548)
    Dividends                                               (485,226)      (390,556)      (432,177)
    Increase (decrease) in short-term obligations,
           excluding current maturities                     (243,273)        88,424       (762,475)
    Other - net                                                5,000             --             --
                                                         -----------    -----------    -----------
    Net cash used in financing                              (670,377)      (452,479)      (447,476)
                                                         -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents             (11,107)       (12,097)        38,674
Cash and cash equivalents:
  Beginning of year                                           33,265         45,362          6,688
                                                         -----------    -----------    -----------
  End of year                                            $    22,158    $    33,265    $    45,362
                                                         ===========    ===========    ===========
Cash paid during the year for:
  Interest                                               $   106,167    $   121,005    $    98,037
  Income taxes                                               310,763        203,980        334,519



See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Note 4)

                                                                         Additional
                                             Preferred       Common        Paid-In      Retained
                                              Stock          Stock         Capital      Earnings        Total
                                           -----------    -----------    -----------   -----------   -----------
                                                                   (Thousands of Dollars)
Shareholders' equity, December 31, 1993   $    81,866    $ 1,400,000    $    82,239   $   903,812   $ 2,467,917
Net income                                                                                500,286       500,286
Dividends declared                                                                       (427,641)     (427,641)
                                          -----------    -----------    -----------   -----------   -----------
Shareholders' equity, December 31, 1994        81,866      1,400,000         82,239       976,457     2,540,562
Net loss                                                                                 (368,187)     (368,187)
Dividends declared                                                                       (330,647)     (330,647)
                                          -----------    -----------    -----------   -----------   -----------
Shareholders' equity, December 31, 1995        81,866      1,400,000         82,239       277,623     1,841,728
Net income                                                                                515,838       515,838
Dividends declared                                                                       (508,938)     (508,938)
                                          -----------    -----------    -----------   -----------   -----------

Shareholders' equity, December 31, 1996   $    81,866    $ 1,400,000    $    82,239   $   284,523   $ 1,848,628
                                          ===========    ===========    ===========   ===========   ===========











See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE California Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1996, the Company served 4,744,534 access lines in the states of California, Nevada and Arizona. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Contel Advanced Systems, Inc. All significant intercompany transactions have been eliminated.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2).

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1996 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $119.5 million, $104.6 million and $93.4 million for the years 1996-1994, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $194 million, $228.5 million and $204.6 million for the years 1996-1994, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission (FCC).

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $130.6 million, $122.6 million and $124.7 million for the years 1996-1994, respectively.

TELEPHONE PLANT

In 1996, the Company began providing for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). The Company had previously provided for depreciation on a straight-line basis over asset lives approved by regulators. Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

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

STOCK OPTION PLANS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). As permitted by FAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The difference between the recognition and measurement provisions of FAS 123 and APB 25 is not significant to the Company's results of operations.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.


2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 12) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $710.8 million (net of tax benefits of $493.9 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company, shortened the depreciable lives of its telephone plant and equipment as follows:

                                       Depreciable Lives
                                 ---------------------------
                                    Average
          Asset Category            Before         After
          -----------------      -----------   -------------
          Copper                     20-30          15
          Switching                  17-19          10
          Circuit                    11-13           8
          Fiber                      25-30          20








In addition, during 1995, the Company redeemed prior to stated maturity, $75 million of long-term debt. This redemption resulted in an after-tax extraordinary charge of $0.2 million (net of tax benefits of $0.1 million).



3.  RESTRUCTURING COSTS

During 1993, the Company recorded one-time restructuring costs of $494.2 million, which reduced net income by $304.4 million, primarily for incremental costs related to implementation of the Company's re-engineering plan to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The restructuring costs included $322.5 million to re-engineer customer service processes and $116.1 million to re-engineer administrative processes. The restructuring costs also included $55.6 million to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. The re-engineering plan was substantially completed in 1996, consistent with the original cost estimates.

4.  LEGAL ENTITY MERGER

On September 10, 1992, the Company entered into an Agreement of Merger with Contel of California, Inc., a California corporation (Contel California). The agreement provides that Contel California would merge with and into the Company, with the Company to be the surviving corporation in the merger (the Merger).

On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the California Public Utilities Commission (CPUC) to allocate utility merger benefits between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. In accordance with the enacted legislation, on April 10, 1996, the CPUC issued its decision for the approval of the Merger. The Merger, which occurred on December 31, 1996, was accounted for in a manner consistent with a transfer of entities under common control which is similar to a "pooling of interests." All material intercompany transactions have been eliminated.

Listed below are details of the results of operations of the previously separate enterprises that are included in the current combined net income
(loss):

                                        GTE             Contel          GTE
                                      California     California     California
                                     (Pre-Merger)   (Pre-Merger)  (Post-Merger)
                                     ------------   ------------  ------------
                                               (Thousands of Dollars)
Year Ended December 31, 1996

Revenues and sales                   $ 2,789,919    $   351,247    $ 3,141,166
Operating income                         796,105        146,509        942,614
Net income                               435,664         80,174        515,838

Year Ended December 31, 1995

Revenues and sales                   $ 2,801,333    $   343,483    $ 3,144,816
Operating income                         593,735         96,483        690,218
Net loss (a)                            (290,306)       (77,881)      (368,187)

Year Ended December 31, 1994

Revenues and sales                   $ 2,947,947    $   371,924    $ 3,319,871
Operating income                         822,485        123,187        945,672
Net income                               434,540         65,746        500,286



(a) Net loss for 1995 includes $711 million of extraordinary charges (net of tax) for the discontinuance of FAS 71 and the early retirement of debt (see Note 2).

5.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1996 and 1995 is as follows:

                                    Shares
                                  -----------
Authorized:
  $ 20 par value                    2,499,174
  $100 par value                      500,000
                                  -----------
                                    2,999,174
                                  ===========

                                     Shares                Amount
                                  -----------           ------------
                                                    (Thousands of Dollars)
Outstanding:
  $ 20 par value
  4 1/2 % Series (issued in 1945)     280,312           $      5,606
  4 1/2 % Series (issued in 1956)     718,862                 14,378
  5     % Series (issued in 1957)   1,500,000                 30,000

$100 par value
  7.48 % Series (issued in 1973)      318,821                 31,882
                                  -----------           ------------
    Total                           2,817,995           $     81,866
                                  ===========           ============

At the Company's option, these series of preferred stock are redeemable at premiums, in whole or in part, on thirty days notice.

There were no retirements, redemptions or other activity for the years 1996-1995. On March 1, 1994, all outstanding shares of Contel California's preferred stock were redeemed with cash from operations.

The 4 1/2% Series (1945 issue) is entitled to one vote per share, with the right to vote cumulatively in the election of directors. Otherwise, the preferred shareholders have no voting rights.

No shares of preferred stock were reserved for officers and employees, or for options, warrants, conversions or other rights. The Company is not in arrears in its dividend payments at December 31, 1996.


6.  COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $20 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1996, $49.3 million were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Articles of Incorporation.

7.  DEBT

Long-term debt as of December 31, was as follows:

                                                                          1996           1995
                                                                      -----------    -----------
                                                                         (Thousands of Dollars)
First mortgage bonds:
    7 5/8% Series J, due 1997                                         $    10,000    $    10,000
        6% Series S, due 1996                                                  --         45,000
    6 3/4% Series T, due 1997                                              55,000         55,000
    7 1/8% Series U, due 1998                                              60,000         60,000
     9.45% Series V, due 1997                                              10,000         10,000
     9.41% Series W, maturing through 2014                                 40,000         40,000
    7 5/8% Series X, due 2001                                              50,000         50,000
     9.44% Series X, due 2015                                              30,000         30,000
    6 1/4% Series TT, due 1998                                            150,000        150,000
                                                                      -----------    -----------
                                                                          405,000        450,000
                                                                      -----------    -----------
Debentures:
    5 5/8% Series A, due 2001                                             300,000        300,000
    6 3/4% Series B, due 2004                                             250,000        250,000
     8.07% Series C, due 2024                                             250,000        250,000
        7% Series D, due 2008                                             100,000             --
                                                                      -----------    -----------
                                                                          900,000        800,000
                                                                      -----------    -----------
Other:
    7.38% GTE Finance Corporation promissory note, due 1997                50,000         50,000
    6.60% GTE Finance Corporation promissory note, due 2000                50,000         50,000
    Commercial paper expected to be refinanced on a long-term basis            --         75,000
    Capitalized leases                                                        856          1,139
                                                                      -----------    -----------
    Total principal amount                                              1,405,856      1,426,139
 Less: discount and premium - net                                            (422)        (5,092)
                                                                      -----------    -----------
    Total                                                               1,405,434      1,421,047

 Less: current maturities                                                (125,283)       (45,276)
                                                                      -----------    -----------
    Total long-term debt                                              $ 1,280,151    $ 1,375,771
                                                                      ===========    ===========

In May 1996, the Company issued $100 million of 7% Series D Debentures, due 2008. The net proceeds were applied toward the repayment of short-term borrowings incurred in connection with the redemption of long-term debt in December 1995 prior to stated maturity (see Note 2). Net proceeds were used to finance the Company's construction program and for general corporate purposes.

Long-term debt as of December 31, 1995 includes $75 million of commercial paper which the Company refinanced during the first half of 1996 as further discussed above and in Note 8.

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures. None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company. Debt discounts and premiums on the Company's outstanding long-term debt are amortized over the lives of the respective issues. Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

Estimated payments of long-term debt during the next five years are: $125.3 million in 1997; $210.3 million in 1998; $0.1 million in 1999; $52.5 million in 2000; and $352.5 million in 2001.


Total short-term obligations as of December 31, were as follows:

                                                     1996            1995
                                                   --------        --------
                                                    (Thousands of Dollars)
Commercial paper - average rates 5.5% and 5.8%     $ 71,001        $125,130
Notes payable to affiliate - average rate 5.6%           --         102,950
Current maturities of long-term debt                125,283          45,276
                                                   --------        --------
  Total                                            $196,284        $273,356
                                                   ========        ========


On July 1, 1996, the Company began participating with other affiliates in a $1.5 billion syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $500 million of commercial paper.



8.   FINANCIAL INSTRUMENTS

At December 31, 1995, the Company had entered into forward contracts to sell $75 million of U.S. Treasury Bonds to hedge against changes in market interest rates related to the debt the Company called and refinanced during the first half of 1996. A gain of approximately $5 million occurred upon the settlement of the forward contracts and is being amortized over the life of the associated refinanced debt as an offset to interest expense.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying values. As of December 31, 1996 and 1995, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $11 million and $54 million, respectively.

9.   INCOME TAXES

The income tax provision is as follows:

                                                     1996         1995        1994
                                                  ---------    ---------    ---------
                                                          (Thousands of Dollars)
Current:
 Federal                                          $ 231,579    $ 149,317    $ 234,141
 State                                               44,292       51,908       74,118
                                                  ---------    ---------    ---------
                                                    275,871      201,225      308,259
                                                  ---------    ---------    ---------
Deferred:
 Federal                                             51,549       37,893       38,999
 State                                               17,080       14,901       13,382
                                                  ---------    ---------    ---------
                                                     68,629       52,794       52,381
                                                  ---------    ---------    ---------

Amortization of deferred investment tax credits     (15,174)     (18,485)     (21,055)
                                                  ---------    ---------    ---------
    Total                                         $ 329,326    $ 235,534    $ 339,585
                                                  =========    =========    =========



A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                     1996         1995          1994
                                                                   ---------    ---------    ---------
                                                                         (Thousands of Dollars)
Amounts computed at statutory rates                                $ 294,133    $ 200,764    $ 293,955
 State and local income taxes, net of federal income tax benefits     39,892       43,426       56,875
 Amortization of deferred investment tax credits, net of federal      (9,864)     (18,485)     (21,055)
  income tax benefits
 Depreciation of telephone plant construction costs
  previously deducted for tax purposes - net                              --       17,864       23,030
 Rate differentials applied to reversing temporary differences           --       (7,589)     (12,393)
 Other differences, including settlements of prior year
  tax issues                                                          5,165         (446)        (827)
                                                                   ---------    ---------    ---------
  Total provision                                                  $ 329,326    $ 235,534    $ 339,585
                                                                   =========    =========    =========

The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                                                           1996        1995
                                                                        ---------    ---------
                                                                        (Thousands of Dollars)
Depreciation and amortization                                           $ 255,088    $ 300,672
Employee benefit obligations                                             (111,575)     (89,175)
Prepaid pension cost                                                      121,727       50,794
Investment tax credits                                                     22,317       32,181
Other - net                                                               (27,413)     (87,783)
                                                                        ---------    ---------
Total                                                                   $ 260,144    $ 206,689
                                                                        =========    =========

10. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1996-1994 were as follows:

                                                    1996         1995        1994
                                                 ---------    ---------    ---------
                                                         (Thousands of Dollars)
Benefits earned during the year                  $  36,801    $  32,481    $  43,059
Interest cost on projected benefit obligations     105,886      108,517      101,376
Return on plan assets:
  Actual                                          (421,922)    (502,472)       4,963
  Deferred                                         201,375      300,107     (201,122)
Other - net                                        (37,120)     (45,487)     (41,490)
                                                 ---------    ---------    ---------
  Net pension credit                             $(114,980)   $(106,854)   $ (93,214)
                                                 =========    =========    =========

The expected long-term rate of return on plan assets was 9.0% for 1996 and 8.5% for 1995 and 1994.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                         1996           1995
                                                      -----------    -----------
                                                        (Thousands of Dollars)
Vested benefit obligations                            $ 1,054,805    $ 1,034,295
                                                      ===========    ===========

Accumulated benefit obligations                       $ 1,155,684    $ 1,147,403
                                                      ===========    ===========

Plan assets at fair value                             $ 2,964,345    $ 2,745,653
Less: projected benefit obligations                     1,431,393      1,424,566
                                                      -----------    -----------
Excess of assets over projected benefit obligations     1,532,952      1,321,087
Unrecognized net transition asset                        (126,793)      (150,251)
Unrecognized net gain                                    (839,094)      (741,298)
                                                      -----------    -----------
  Net prepaid pension cost                            $   567,065    $   429,538
                                                      ===========    ===========

Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                                         1996           1995
                                                      -----------    -----------
Discount rate                                            7.50%          7.50%
Rate of compensation increase                            5.25%          5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1996-1994 included the following components:

                                                               1996         1995         1994
                                                             --------    --------    --------
                                                                  (Thousands of Dollars)
Benefits earned during the year                              $  7,545    $  7,282    $  8,679
Interest on accumulated postretirement benefit obligations     49,305      56,202      57,398
Actual (return) loss on plan assets                            (5,499)    (19,476)      3,795
Amortization of transition obligation                          28,202      29,044      31,099
Other - net                                                   (11,367)      9,348     (16,427)
                                                             --------    --------    --------
  Postretirement benefit cost                                $ 68,186    $ 82,400    $ 84,544
                                                             ========    ========    ========

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                       1996         1995
                                                                     ---------    ---------
                                                                      (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
 Retirees                                                            $ 508,792    $ 580,789
 Fully eligible active plan participants                                24,212       16,851
 Other active plan participants                                        158,382      163,966
                                                                     ---------    ---------
Total accumulated postretirement benefit obligations                   691,386      761,606
Less: fair value of plan assets                                        205,750      173,645
                                                                     ---------    ---------
Excess of accumulated obligations over plan assets                     485,636      587,961
Unrecognized transition obligation                                    (443,945)    (479,433)
Unrecognized net gain                                                  172,766       19,765
                                                                     ---------    ---------
  Accrued postretirement benefit obligations                         $ 214,457    $ 128,293
                                                                     =========    =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1996 and December 31, 1995. The assumed health care cost trend rate was 8.75% in 1996 and averaged 9.75% in 1995 and is assumed to decrease gradually to an ultimate rate of 6% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1996 costs by $5.3 million and the accumulated postretirement benefit obligations as of December 31, 1996 by $57 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $10.8 million, $10.5 million and $9.9 million in 1996-1994, respectively.

11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                   1996            1995
                                              -----------    -----------
                                                 (Thousands of Dollars)
Land                                          $    60,729    $    63,375
Buildings                                         677,040        669,768
Plant and equipment                             8,043,861      7,839,394
Other                                             925,317        939,754
                                              -----------    -----------
  Total                                         9,706,947      9,512,291
  Accumulated depreciation (see Note 2)        (5,952,312)    (5,517,695)
                                              -----------    -----------
Total property, plant and equipment - net     $ 3,754,635    $ 3,994,596
                                              ===========    ===========

Depreciation expense in 1996-1994 was equivalent to a composite average percentage of 7.0%, 7.2% and 7.2%, respectively.

12.  REGULATORY AND COMPETITIVE MATTERS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.


INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise areas. The Company also provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting local-exchange carriers (LECs) in conformity with state regulatory orders. The Company also provides long distance access services directly to interexchange carriers (IXCs) and other customers who provide service between LATAs.

New Regulatory Framework (NRF)

Effective January 1, 1990, the California Public Utilities Commission (CPUC) adopted the NRF for the Company. The new framework replaced the traditional "rate case" process with a framework that centers around a Price Cap Index
(PCI) mechanism with "sharing" of intrastate earnings (those earnings subject to CPUC regulation) above a benchmark rate of return. This plan is designed to stimulate productivity and efficiencies with a portion of these gains flowing directly to the customer. In May 1992, the CPUC initiated a proceeding to review the NRF plan. On September 1, 1993, the CPUC ordered that modifications be made to the Company's NRF plan, effective January 1, 1994, which required the Company to refund to the customers all earnings over a 15.5% rate of return
(ROR). As part of the settlement agreement approved by the CPUC, the Company eliminated the previous sharing mechanism where half of any earnings over the 13% ROR benchmark would be refunded to ratepayers. A policy order issued by the CPUC on July 24, 1991 urged the Company to adopt the NRF for Contel California's operations to be effective no later than January 1, 1994. The Company has requested that it be allowed to adopt the NRF for its Contel California operations.

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

On December 21, 1994, the CPUC approved the Company's 1995 PCI filing which resulted in a rate reduction of $12 million. On December 20, 1995, the CPUC approved the 1996 PCI filing whereby the CPUC modified the terms of the Company's price cap based incentive regulation plan in recognition of growing competition. In 1996, the Company was ordered to continue to use a price cap formula which included a productivity factor of 4.6% as an offset to inflation to adjust prices for 1996. For 1997 and 1998 the order adopted a productivity factor that equals the inflation factor which results in no rate change. The order resulted in a $41.7 million rate reduction for 1996. On December 20, 1996 the CPUC approved the Company's 1997 price cap filing. Although there was no revenue impact from the productivity factor, other components of the price cap mechanism generated a revenue increase of $27.5 million which will be effective in 1997.

Several regulatory proceedings are underway in California to determine the terms and conditions for unbundling GTE's network, to consider additional pricing flexibility under the CPUC's NRF, to modify the NRF to reflect the new competitive marketplace, to institute intraLATA 1+ dialing parity provisions and to establish final rules and obligations for Universal Service funding.

Implementation Rate Design (IRD)

In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without pre-subscription) in California, effective January 1, 1995, associated with the IRD. The final order also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local-exchange rates closer to the actual cost of providing such service. Specifically, the CPUC reduced rates for the Company's toll services by an average of 42% and its switched access rates by more than 50% while offsetting the revenue impacts by increasing other rates closer to cost. Monthly service rates for flat-rate residential customers increased from $11.21 to $17.25 while measured business customers' rates increased from $10.46 to $19.22. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. This decision did not permit rate increases to compensate for competitive losses of market share. Revenues decreased by approximately $232.3 million in 1995 as a result of the implementation of this order. The Company's request for reconsideration of this aspect of the order was denied on February 7, 1996. On March 11, 1996, the Company filed a petition to correct calculations contained in the February 7 decision which denied the request for rehearing. In this petition, the Company presented a calculation error in the application of the adopted elasticity factor to message toll revenue.

On April 17, 1996, the Company filed a petition to modify the February 7 decision to allow recovery of the revenue shortfall associated with the elasticity factor error surcharge applicable to all of its intrastate surchargeable services rather than only toll and access services. On June 6, 1996, the CPUC approved the Company's request to correct mathematical errors, which resulted in a favorable ruling of $53 million ($35 million local services, $14 million toll services and $4 million network access) which was recorded in 1996.

On September 1, 1995, the Company and Pacific Bell filed a joint petition requesting the CPUC to correct erroneous elasticity estimates, used in the original IRD order, based on actual data available. The Company asked for recovery of $107 million through increases in specific rates and through the surcharge mechanism. The amount of requested recovery has been subsequently reduced to $80 million as a result of the favorable June 6, 1996 decision. On February 19, 1997, the CPUC voted 4-1 to reject the joint petition.

The Company filed a general rate case on December 6, 1995 for the former Contel of California service territories. The Company proposes to recover $45.3 million of revenue requirement from a combination of increases to basic exchange rates and universal high cost fund which is currently under review by the CPUC.

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

On July 19, 1995, the CPUC issued interim Universal Service (US) rules and obligations as a precursor to local competition. On October 25, 1996, the CPUC issued a decision which established permanent rules and procedures to meet California's US goal in a competitive telecommunications marketplace. The CPUC concluded that a statewide subsidy fund of $351 million will be required to sustain basic residential service in high cost areas and will be paid for by instituting a 2.87% end user surcharge on customer bills. This surcharge will be collected by all telecommunication providers.

Incumbent LECs are initially designated as carriers of last resort (COLR) and are eligible to receive subsidies from the fund for providing service in high cost areas. The authorized subsidy per line is the difference between the higher of a statewide average cost benchmark of $20.30 or the COLR's average revenue (basic service rate plus the end user line charge plus the common carrier line charge) and the LEC's cost proxy model estimate, which is different for each geographic study area (GSA). COLRs who receive high cost support must implement an offsetting surcredit applied to all competitive services excluding basic residential service.

The decision also establishes a "Teleconnect Fund" to support discounting high speed services to schools, libraries, government owned hospitals and health care organizations, and tax exempt community-based organizations.

On December 4, 1996, the Company filed an application for rehearing of the October 25 decision. In the application, the Company stated that the decision was unreasonable and discriminatory because: (1) the fund size is seriously understated; (2) the decision does not provide GTE adequate support in high cost areas; (3) GTE customers are penalized by subsidizing Pacific Bell's below cost rates; (4) the decision fails to properly calculate revenues-per-line that GTE will receive in high cost areas.

On May 17, 1996, the CPUC consolidated a joint petition filed by AT&T, MCI, Sprint and the California Association of Long Distance Carriers (CALTEL) and a motion by Pacific Bell. The consolidated filing requested a procedural order requiring the Company to initiate immediate implementation of intraLATA equal access and pre-subscription rulings as a result of the Telecommunications Act of 1996 (the Telecommunications Act). In July, the Company received "provisional" authority to begin converting its central offices to intraLATA equal access. The Company expects this conversion to be completed by the end of the first quarter of 1997. Settlement discussions and workshops were held with respect to the remaining issues related to intraLATA equal access. On September 11, 1996, the Company filed a joint motion to adopt a settlement agreement for the CPUC's approval. Three issues remain unresolved including customer notification, cost recovery, and intraLATA equal access from pay telephones. Hearings for these issues began on September 24, 1996 and concluded on October 21, 1996. On December 20, 1996, the Company received commission approval of its settlement agreement as filed with the CPUC. A final decision regarding the hearing issues is expected in April 1997.

The CPUC issued interim rules for local competition on July 24, 1995, which permitted facilities-based local competition on January 1, 1996, with resale authority granted two months later. On September 1, 1995, the Company filed with the CPUC for a certificate of public convenience and necessity (CPCN) which would enable the Company to compete within Pacific Bell franchised service areas to provide customers with facilities-based and resale-based local-exchange services, high-speed digital private line services, and intraLATA toll services. Pacific Bell and over 60 other carriers have made similar filings seeking CPCNs to compete in both the Company's and Pacific Bell's service territories. On December 20, 1995, the CPUC approved the Company's request to provide intraLATA toll, high-speed digital private line services, and facilities-based local services outside of its current franchise areas in competition with other LECs. On February 23, 1996, the CPUC approved the Company's request to provide resale-based local services outside of its current franchise areas. On March 13, 1996, the CPUC adopted interim resale rates and rules, effective March 31, 1996, allowing CLCs to begin providing service.

On February 23, 1996, the CPUC also adopted additional local competition rules addressing interconnection terms and conditions, joint provisioning of access services, information-mass announcement services and additional intercompany arrangements. On April 10, 1996, the CPUC adopted interim number portability
(INP) rates and rules, effective April 18, 1996, which will be charged to CLCs in order to allow their customers to retain use of their existing LEC telephone numbers when switching providers of local telephone service. The Company is required to establish a memorandum account to track the revenues collected from billings of INP rates to allow for a subsequent true-up once permanent rates are adopted in the Open Access and Network Architecture Development (OANAD) proceeding.

In March 1996, the CPUC approved rules permitting local resale competition effective March 31, 1996. The CPUC required the Company to provide wholesale discounts of 7% on basic residential service and 12% on toll and business services to future resale competitors. On April 12, 1996, the Company filed an Application for Rehearing of the resale decision requesting the correction of three legal errors including ordering the Company to file resale tariffs prior to allowing LECs the opportunity to negotiate wholesale rates as permitted in the Telecommunications Act, imposing onerous restrictions on the Company's pricing flexibility and allowing facilities-based CLCs to establish their own rating areas before mitigation measures are implemented. On April 12, 1996, the Company also filed a Motion for a Stay of the implementation of certain resale rates ordered in the resale decision. In its motion, the Company is requesting that the CPUC authorize the Company to charge its existing retail rates for the resale of business and residential services pending action on the Company's Application for Rehearing and the establishment of an interest-bearing memorandum account to track the difference between the revenues based on adopted resale rates and revenues based on existing retail rates. On May 1, 1996, the Company provided the CPUC with service category specific cost studies for resale services in the CPUC's unbundling proceedings. A final decision was expected by year end 1996. However, on October 4, 1996, the CPUC issued a ruling which suspended its schedule for adopting permanent wholesale rates until it determines how to proceed in response to the FCC's First Report and Order discussed below. On January 24, 1997, an Administrative Law Judge (ALJ) ruling was issued setting forth a schedule for submission of permanent resale rate proposals and avoided costs models. The submission is currently scheduled in April 1997.

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

On September 20, 1996, the CPUC issued a decision which concluded that the CPUC could not determine if its recently adopted local competition rules impaired the Company's ability to earn a fair return on investment and recover invested capital. In response to this decision, the Company was allowed to file, no earlier than January 1, 1997, an application to provide additional evidence supporting its impairment and also recommend alternative recovery methods. The Company plans to provide evidence supporting the fact that the CPUC's new regulatory program, combined with NRF, established depreciation methods that adversely affects the Company's opportunity to earn a fair return on its assets in a competitive environment.

Arbitration

On October 31, 1996, the ALJ arbitrator assigned to AT&T's arbitration request submitted his report. The arbitrator recommended the continued use of the interim wholesale discounts, previously adopted by the CPUC, for bundled services. The arbitrator also recommended interim unbundled wholesale rates based on the Company's interim cost studies filed as part of the OANAD proceeding (mentioned above), which are pending approval, adjusted by 16% to reflect a contribution for shared and common costs.

On January 13, 1997, the CPUC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. The decision increased the mark-up for joint and common costs from the 16% proposed by the ALJ arbitrator to 22%. On January 23, 1997, an arbitrition agreement conforming to this decision was executed under protest. Also, on January 23, 1997, the CPUC issued its decision in the Company's arbitration with MCI.

The Company filed suit on January 14, 1997 in Federal District Court seeking judicial review of the CPUC's final arbitration order in the AT&T proceeding, pursuant to Section 252 of the Telecommunications Act. The Company's suit focused on various aspects of the decision including: rates for unbundled network elements; rate arbitrage opportunities created by the decision for AT&T; unbundled rate elements which do not allow recovery of actual costs; collocation requirements; rules for reservations of pole and duct space; and imposition of contractual terms not before the CPUC for arbitration. On January 24, 1997, a similar suit was filed requesting review of the CPUC's final order in the MCI arbitration. The Company requested a review of the same issues as in the AT&T suit except for the issue of collocation which was not included in the MCI review request.

Merger

In March 1991, the merger of the Company's parent, GTE, and Contel Corporation (Contel) was consummated. In a decision issued on March 13, 1991, the CPUC approved a stipulation agreement which tentatively approved the merger of GTE and Contel. The decision also established a second phase of the proceeding in which GTE was directed to show that the merger meets certain California statutory requirements. GTE was also ordered to submit a plan for the merger of Contel of California, Inc. into the Company. On September 14, 1992, the Company and Contel of California, Inc. joined with GTE and Contel in filing a comprehensive plan with the CPUC to merge Contel of California, Inc. into the Company.

On December 23, 1993, an ALJ issued a proposed Phase II order approving the Merger. The proposed order would add a third phase to the Merger proceeding in which the issues of a start-up revenue requirement for Contel's pre-merger operations and rate integration of the respective company tariffs will be considered.

On April 20, 1994, the CPUC issued a decision giving final approval to the Merger. The decision required the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the Merger. This flow through requirement was based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the Merger was delayed. The Company and other interested parties filed reports and comments pursuant to this proceeding. On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the CPUC to allocate utility merger benefits between ratepayers and shareholders, with not less than 50% going to ratepayers. The CPUC approved the merger of Contel California into the Company in April 1996. As part of the order, the CPUC ordered $69.7 million of merger savings to be returned to the ratepayers of both companies, which represents half of the total savings expected to be realized by this merger over a five-year period. The Company received approval to return these savings to local, toll and access customers beginning in mid-1996. The Merger was concluded December 31, 1996.

In addition, merger applications were filed with the Arizona Corporation Commission (ACC) on October 4, 1993 and the Nevada Public Service Commission
(NPSC) on April 2, 1993. These applications were approved during 1994 but were made subject to final approval in California, which was granted in April 1996. Contel California is now part of GTE California Incorporated and operates in California and Arizona under that name. The Nevada Company does business as "GTE of Nevada."

Phase III of the merger is pending in California. Phase III will integrate the rates of GTE California Incorporated and Contel California and provide for a start up revenue requirement for the former Contel service territories. Phase III was consolidated with the general rate case mentioned under IRD above.

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

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the following tariff years:

                                                                  Sharing Parameters
                   Tariff                Productivity   ---------------------------------------
                   Entity                   Factor             50%                    100%
--------------------------------------   ------------   ------------------      ---------------
1996-1997 Tariff Year
---------------------
    California (GTE), Arizona (Contel)     4.0%         12.25%-13.25% ROR       Over 13.25% ROR

     Nevada, California (Contel)           5.3%         None                    None

1995-1996 Tariff Year
---------------------
    California (GTE)                       4.0%        12.25%-13.25% ROR        Over 13.25% ROR

    Arizona, Nevada,
          California (Contel)              5.3%         None                    None

Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $26 million, annually. In addition, the Company filed tariffs effective August 1, 1995 under the interim rules to reduce rates $22.9 million, annually. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Arizona (Contel) tariff entity. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $2.1 million, effective July 1, 1996.

In May 1995, GTE obtained approval from the FCC to begin construction of its video dialtone network in Ventura County, California. In December 1995, GTE negotiated with local governments in California to begin construction of a traditional cable network in Ventura County, California. This network began delivery of video services to customers in 1996. The network originally constructed by the Company was transferred at its cost to Media Ventures Incorporated, a separate GTE subsidiary, in the third quarter of 1996. All future cable services will be offered by GTE through Media Ventures Incorporated.

On February 8, 1996, the Telecommunications Act became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

On August 8, 1996, the FCC published its First Report and Order (the Order) containing rules implementing Section 251 of the Telecommunications Act dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accordance with the Telecommunications Act.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business. Additionally, the Court held oral arguments on the merits on January 17, 1997. The Court's ruling is expected in the spring of 1997.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.


SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1996-1994 under various arrangements and amounted to $258.7 million, $264.3 million and $331.8 million, respectively.

13.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $40.9 million, $30.6 million and $40.9 million in 1996-1994, respectively. Minimum rental commitments for noncancelable leases through 2001 do not exceed $12.4 million annually and aggregate $56.8 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate in a competitive marketplace under comparable conditions.


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1996 and 1995 quarterly financial data is as follows:

                            Revenues     Operating     Net Income
                            and Sales     Income         (Loss)
                            ----------   ----------   -----------
                                   (Thousands of Dollars)
1996
  First Quarter             $  747,799   $  179,591   $   93,037
  Second Quarter               778,746      192,502       97,415
  Third Quarter                772,425      256,000      143,114
  Fourth Quarter               842,196      314,521      182,272
                            ----------   ----------   ----------
    Total                   $3,141,166   $  942,614   $  515,838
                            ==========   ==========   ==========
1995
  First Quarter             $  764,349   $  194,276   $   99,627
  Second Quarter               758,322      151,570       69,035
  Third Quarter                781,897      196,662       97,804
  Fourth Quarter (a)           840,248      147,710     (634,653)
                            ----------   ----------   ----------
    Total                   $3,144,816   $  690,218   $ (368,187)
                            ==========   ==========   ==========


(a) Net income includes $711 million of extraordinary charges (net of tax) for the discontinuance of FAS 71 and the early retirement of debt. Income before these extraordinary charges was $76.4 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE California Incorporated:

We have audited the accompanying consolidated balance sheets of GTE California Incorporated (a California corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE California Incorporated and subsidiary as of December 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



                                                    ARTHUR ANDERSEN LLP

Dallas, Texas
January 28, 1997

MANAGEMENT REPORT

To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

The Company has a system of internal accounting controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company has also instituted policies and guidelines which require employees to maintain the highest level of ethical standards.




M. L. KEITH, JR.
President




GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART  III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 9, 1997, pages 3 and 4, which is incorporated herein by reference. A complete list of executive officers of the Registrant as of March 1, 1997 is provided below.

There are no family relationships between any of the directors or executive officers of the Company, except that Mr. Jacobson and Ms. Jacobson are married to one another.

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 1, 1997.

Identification of Executive Officers

                                                 Year Assumed
                                               Present Position
                                         ------------------------------
                                                              the
           Name                 Age         Telops          Company                      Position
-----------------------      ---------   ------------    ------------   ---------------------------------------------
Thomas W. White                 50           1995             --        President of GTE Telephone Operations
John C. Appel                   48           1996            1995       Executive Vice President - Network
                                                                        Operations of GTE Telephone Operations and
                                                                        the Company
James G. Badders                44           1994             --        Vice President-Consumer Customer Contact
                                                                        of GTE Telephone Operations
Mary Beth Bardin                42           1994            1995       Vice President - Public Affairs of GTE
                                                                        Telephone Operations and the Company
C. F. Bercher                   53           1994             --        President - Consumer Markets of GTE
                                                                        Telephone Operations
                                              --             1995       Vice President - Consumer Markets of the
                                                                        Company
Richard M. Cahill               58           1988            1995       Vice President - General Counsel of GTE
                                                                        Telephone Operations and the Company
Terri L. Compton                40           1996             --        Vice President-Business Development of GTE
                                                                        Telephone Operations
C. Michael Crawford             50           1996             --        Vice President-Information Technology of
                                                                        GTE Telephone Operations
Gerald K. Dinsmore              47           1994            1993       Senior Vice President - Finance and
                                                                        Planning of GTE Telephone Operations and
                                                                        the Company
William M. Edwards, III         48            --             1993       Vice President-Controller of the Company
Michael B. Esstman              50           1994             --        Executive Vice President - Customer
                                                                        Segments of GTE Telephone Operations
Oscar C. Gomez                  50           1997             --        Vice President-Diversity Marketing and
                                                                        Management of GTE Telephone Operations
Gregory D. Jacobson             45            --             1994       Treasurer of the Company
Pamela S. Jacobson              39           1996             --        Vice President-Strategic Planning of GTE
                                                                        Telephone Operations
M.L. Keith, Jr.                 54            --             1995       President of the Company
Brad M. Krall                   55           1993            1995       Vice President - Centralized Operations of
                                                                        GTE Telephone Operations and the Company
Michael J. McDonough            47           1996             --        Senior Vice President-Market Integration
                                                                        of GTE Telephone Operations
Paul E. Miner                   52           1995             --        Vice President-Program Management Office
                                                                        of GTE Telephone Operations
Christopher D. Owens            41           1996            1996       Vice President-Regulatory and Governmental
                                                                        Affairs of GTE Telephone Operations and
                                                                        the Company
Barry W. Paulson                44           1996            1996       Vice President-Network Operations Planning
                                                                        and Support of GTE Telephone Operations
                                                                        and the Company
Richard L. Schaulin             54           1989            1995       Vice President - Human Resources of GTE
                                                                        Telephone Operations and the Company
Leland W. Schmidt               63           1987             --        Vice President-Industry Affairs of GTE
                                                                        Telephone Operations
Charles J. Somes                50            --             1994       Secretary of the Company
Larry J. Sparrow                53           1994             --        President - Carrier Markets of GTE
                                                                        Telephone Operations
                                              --             1995       Vice President - Carrier Markets of the
                                                                        Company
Lewis O. Wilks (1)              43           1996             --        President - Business Markets of GTE
                                                                        Telephone Operations
                                              --             1996       Vice President - Business Markets of the
                                                                        Company

(1) Lewis O. Wilks was appointed President-Business Markets of GTE Telephone Operations and Vice President-Business Markets of the Company replacing Michael J. McDonough, who was appointed Senior Vice President-Market Integration of GTE Telephone Operations.

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years. Except for duly elected officers and directors, no other employees had a significant role in decision making. All officers are appointed for a term of one year.



Item 11.   Executive Compensation

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 9, 1997, pages 4 to 16, which is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 9, 1997, page 16, which is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 9, 1997, pages 3, 4 and 17, which is incorporated herein by reference.

PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements - See GTE California Incorporated's consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

    (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1996-1994 (as required):

        II - Valuation and Qualifying Accounts

  Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

    (3) Exhibits - Included in this report or incorporated by reference.

          2.1* Agreement of Merger, dated September 10, 1992 between GTE
               California Incorporated and Contel of California, Inc. (Exhibit
               2.1 of the 1993 Form 10-K, File No. 1-6417)

          3* Articles of Incorporation and Bylaws (Exhibit 3 of the 1988 Form 10-K, File No. 1-6417)

          4.1* Indenture dated as of December 1, 1993 between GTE California
               Incorporated and Bank of America National Trust and Savings Association, as Trustee, dated as of December 1, 1993 (Exhibit
               4.1 of the Company's Registration Statement on Form S-3, File No. 33-51541, filed with the Securities and Exchange Commission on December 17, 1993)

          4.2* First Supplemental Indenture dated as of April 15, 1996 between
               GTE California Incorporated and First Trust of California, National Association, as Trustee (as successor trustee to Bank of America National Trust and Savings Association) (Exhibit 4.3 of the Company's Report on Form 8-K, dated April 23, 1996)

          10* Material Contracts - Agreements Between GTE and Certain Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 1-6417)

          12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          23   Consent of Independent Public Accountants

          26* Revised Form of Invitation for Bids pertaining to Registration Statements on Form S-3 (File Nos. 33-51541 and 333-01001)

          27   Financial Data Schedule

(b)       Reports on Form 8-K

          On December 20, 1996, the Company filed a report on Form 8-K, dated December 20,1996, under Item 5 "Other Events". Financial information was filed with this report.



* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE California Incorporated and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1996, 1995 and 1994

(Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------
               Column A                  Column B              Column C             Column D             Column E
------------------------------------------------------------------------------------------------------------------

                                                              Additions
                                                      -------------------------

                                                                     Charged       Deductions
                                        Balance at    Charged     (Credited) to       from
                                        Beginning   (Credited) to      Other         Reserves       Balance at
              Description                of Year      Income         Accounts        (Note 1)      Close of Year
------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
    for the years ended:

    December 31, 1996                    $ 61,705     $ 69,439      $73,951 (2)       $133,085        $ 72,010
                                         =======================================================================
    December 31, 1995                    $ 42,060     $ 84,365      $87,127 (2)       $151,847        $ 61,705
                                         =======================================================================
    December 31, 1994                    $ 55,572     $ 73,956      $28,087 (2)       $115,555        $ 42,060
                                         =======================================================================

Accrued restructuring costs for the
    years ended (Note 4):

    December 31, 1996                    $224,885     $    --       $(54,899)(3)      $169,986        $   --
                                         =======================================================================
    December 31, 1995                    $354,088     $    --       $     --          $129,203        $224,885
                                         =======================================================================
    December 31, 1994                    $494,162     $    --       $     --          $140,074        $354,088
                                         =======================================================================


NOTES:

(1) Charges for which reserve was created.
(2) Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to Accounts Payable and Accrued Expenses.
(4) See Note 3 to the consolidated financial statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GTE CALIFORNIA INCORPORATED
                               -------------------------------------------
                                              (Registrant)




Date  March 27, 1997           By           M.L. Keith, Jr.
                                 -----------------------------------------
                                            M.L. Keith, Jr.
                                              President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


M. L. Keith, Jr.           President                             March 27, 1997
------------------------   (Principal Executive Officer)
M. L. Keith, Jr.


Gerald K. Dinsmore         Senior Vice President - Finance       March 27, 1997
------------------------   and Planning and Director
Gerald K. Dinsmore         (Principal Financial Officer



William M. Edwards, III    Vice President - Controller           March 27, 1997
------------------------   (Principal Accounting Officer)
William M. Edwards, III


John C. Appel              Director                              March 27, 1997
------------------------
John C. Appel


Richard M. Cahill          Director                              March 27, 1997
------------------------
Richard M. Cahill


Michael B. Esstman         Director                              March 27, 1997
------------------------
Michael B. Esstman


Thomas W. White            Director                              March 27, 1997
------------------------
Thomas W. White

                                EXHIBIT INDEX


    EXHIBIT
    NUMBER                                  DESCRIPTION
-----------------        -----------------------------------------------------
      12                 Statements re: Calculation of the Consolidated Ratio
                         of Earnings to Fixed Charges

      23                 Consent of Independent Public Accountants

      27                 Financial Data Schedule
