Form 10-Q
period 1997-03-31
GTE CALIFORNIA INC
filed 1997-05-15
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                  March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission File Number                              1-6417

                          GTE CALIFORNIA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                                               95-0510200
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                                 75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

Registrant's telephone number, including area code:  (972) 718-5600


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

The Company had 70,000,000 shares of $20 par value common stock outstanding at April 30, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                             ------------------------------
                                                                               1997                  1996
                                                                             --------              --------
                                                                                 (Thousands of Dollars)
REVENUES AND SALES
  Local services                                                             $368,547              $346,299
  Network access services                                                     221,589               205,463
  Toll services                                                               117,313               124,851
  Other services and sales                                                     73,633                71,186
                                                                             --------              --------
   Total revenues and sales                                                   781,082               747,799
                                                                             --------              --------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                                                  251,166               294,974
  Selling, general and administrative                                         123,879               102,564
  Depreciation and amortization                                               165,073               169,182
                                                                             --------              --------
   Total operating costs and expenses                                         540,118               566,720
                                                                             --------              --------
OPERATING INCOME                                                              240,964               181,079

OTHER EXPENSE
  Interest - net                                                               24,818                25,627
                                                                             --------              --------
INCOME BEFORE INCOME TAXES                                                    216,146               155,452
  Income taxes                                                                 87,849                62,415
                                                                             --------              --------
NET INCOME                                                                   $128,297               $93,037
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

See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in Millions)

RESULTS OF OPERATIONS

                                                                        Three Months Ended
                                                                            March 31,
                                                                      ----------------------
                                                                      1997              1996
                                                                      ----              ----
         Net income                                                  $128.3             $93.0

Net income increased 38% or $35.3 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is primarily the result of higher revenues and sales, principally local services and network access services. The increase is also the result of lower cost of services and sales, depreciation and interest expense, partially offset by increased income taxes.

REVENUES AND SALES

                                                                    Three Months Ended
                                                                         March 31,
                                                                   ----------------------
                                                                   1997              1996
                                                                   ----              ----
         Local services                                           $368.6            $346.3
         Network access services                                   221.6             205.5
         Toll services                                             117.3             124.8
         Other services and sales                                   73.6              71.2
                                                                  ------            ------
          Total revenues and sales                                $781.1            $747.8

Total revenues and sales increased 4% or $33.3 for the three months ended March 31, 1997, compared to the same period in 1996.

Local service revenues increased 6% or $22.3 for the three months ended March 31, 1997, compared to the same period in 1996. The number of access lines increased 4.8% for the three months ended March 31, 1997, which generated $4.2 of additional revenues. The increase is also the result of the following: a $4.8 increase in revenues from SmartCall(R) and CLASS services primarily driven by the introduction of Caller ID in 1996; a $2.8 growth in revenues from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS); and a $4.4 Implementation Rate Design (IRD) supplement approved by the California Public Utility Commission (CPUC) relating to 1995 and 1996.

Network access service revenues increased 8% or $16.1 for the three months ended March 31, 1997, compared to the same period in 1996. Minutes of use increased 19.2% for the three months ended March 31, 1997, which generated $20.9 of additional revenues. This increase is also due to a $5.8 increase in special access revenues reflecting the growth in dedicated lines. The increase was partially offset by an $8.3 unfavorable impact from sharing provisions of the Federal Communications Commission's (FCC's) 1996 Price Cap and a $1.2 decrease in cellular access revenues.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Toll service revenues decreased 6% or $7.5 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease primarily reflects a $6.7 reduction in toll revenues as a result of the impact of optional discount calling plans which effectively lowered intrastate long distance rates, and the effects of intraLATA (local access transport area) toll competition. This decrease was partially offset by an increase in toll volumes. Also contributing to the decrease was a $2.9 decrease in revenues associated with the revision of the annual California rate index filing. The decrease is partially offset by $3.5 of favorable revenue adjustments recorded in the first quarter of 1996.

Other services and sales revenues increased 3% or $2.4 for the three months ended March 31, 1997, compared to the same period in 1996, primarily driven by the following: $2.1 growth in voice message services; $1.7 interstate billing and collection favorability partially due to an increase in the AT&T message bill processing contract rate; $1.3 increase in equipment sales; $0.8 growth in radio paging; and $9.5 of losses incurred to complete the State of California's telecommunications network (CALNET) project recorded in March of 1996. The aforementioned increases were partially offset by a $12.8 reduction in directory advertising revenues attributable to timing of publications.

OPERATING COSTS AND EXPENSES

                                                                      Three Months Ended
                                                                           March 31,
                                                                     ----------------------
                                                                     1997              1996
                                                                     ----              ----
         Total operating costs and expenses                          $540.1            $566.7

Total operating costs and expenses decreased 5% or $26.6 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease is primarily attributable to a $9.9 reduction in labor and benefit costs, a $3.6 reduction in data processing costs, a $5.6 decrease in network switching software fees, a $2.7 decrease in collection costs, and a $4.1 decrease in depreciation expense, primarily associated with additions to plant balances.


OTHER EXPENSE

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                  1997               1996
                                                                  ----               ----
         Interest - net                                            $24.8             $25.6
         Income taxes                                               87.8              62.4

Interest - net decreased 3% or $0.8 for the three months ended March 31, 1997, compared to the same period in 1996, primarily due to lower average short-term debt levels and lower interest rates.

Income taxes increased 41% or $25.4 for the three months ended March 31, 1997, compared to the same period in 1996, primarily due to a corresponding increase in pre-tax income.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from GTE or GTE Funding Incorporated, an affiliate of the Company. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit. The Company has an existing shelf registration statement outstanding for an additional $400 of debentures.

The Company's primary source of funds during the first three months of 1997 was cash from operations of $336 compared to $332.6 for the same period in 1996. The year-to-year increase in cash from operations reflects an increase in working capital requirements and improved results from operations.

Net cash used in investing activities was $84.1 for the first three months of 1997, compared to $79.1 for the same period in 1996. The 1997 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. The
Company anticipates capital expenditures to increase during the remainder of 1997 compared to 1996, reflecting the Company's continued expansion of existing networks, upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act).

Net cash used in financing activities was $184.1 during the first three months of 1997, compared to $262.8 for the same period in 1996. This included dividend payments of $112.9 in the first three months of 1997, compared to $89.2 for the same period in 1996. Financing activities also included a decrease in short-term debt of $71 for the first three months of 1997, compared to $120.3 for the same period in 1996.

OTHER MATTERS

On May 7, 1997, in accordance with the Telecommunications Act, the FCC announced its decisions concerning price caps, access charge reform and universal service. The text of the universal service order was released on May 8, 1997. The FCC price cap and access reform orders are expected to be released by May 20, 1997. GTE is currently assessing the effect of these recent decisions.

The Company is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since October 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Oregon and California. Subsequent decisions are expected to be issued over a period extending throughout 1997.

On January 13, 1997, the CPUC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The decision increased the mark-up for joint and common costs from the 16% proposed by the Administrative Law Judge (ALJ) arbitrator to 22%. On January 23, 1997, an arbitration agreement conforming to this decision was executed under protest. Also on January 23, 1997, the CPUC issued its decision in the Company's arbitration with MCI.

The Company filed suit on January 14, 1997 in U.S. District Court seeking judicial review of the CPUC's final arbitration order in the AT&T proceeding, pursuant to Section 252 of the Telecommunications Act. The

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Company's suit focused on various aspects of the decision including: rates for unbundled network elements; rate arbitrage opportunities created by the decision for AT&T; unbundled rate elements which do not allow recovery of actual costs; collocation requirements; rules for reservations of pole and duct space; and imposition of contractual terms not before the CPUC for arbitration. On January 24, 1997, a similar suit was filed requesting review of the CPUC's final order in the MCI arbitration. The Company requested a review of the same issues as in the AT&T suit except for the issue of collocation which was not included in the MCI review request.

On March 18, 1997, the CPUC issued a decision granting Sprint's request to adopt the AT&T agreement pursuant to Section 252(1) of the Telecommunications Act.

On May 17, 1996, the CPUC consolidated a joint petition filed by AT&T, MCI, Sprint and the California Association of Long Distance Carriers (CALTEL) and a motion by Pacific Bell. The consolidated filing requested a procedural order requiring the Company to initiate immediate implementation of intraLATA equal access and pre-subscription rulings as a result of the Telecommunications Act. In July 1996, the Company received "provisional" authority to begin converting its central offices to intraLATA equal access. The Company expects this conversion to be completed by the end of the second quarter of 1997. Settlement discussions and workshops were held with respect to the remaining issues related to intraLATA equal access. On September 11, 1996, the Company filed a joint motion to adopt a settlement agreement for the CPUC's approval. Three issues remained unresolved including customer notification, cost recovery and intraLATA equal access from pay telephones. Hearings for these issues began on September 24, 1996 and concluded on October 21, 1996. On December 20, 1996, the Company received commission approval of its settlement agreement as filed with the CPUC. On April 23, 1997, the CPUC issued its decision resolving the three issues noted above. The CPUC adopted the Company's recommendation with regards to cost recovery and intraLATA equal access from pay telephones. However, the CPUC required a separate mailer for customer notification.

In March 1996, the CPUC approved rules permitting local resale competition effective March 31, 1996. The CPUC required the Company to provide wholesale discounts of 7% on basic residential service and 12% on toll and business services to future resale competitors. On April 12, 1996, the Company filed an Application for Rehearing of the resale decision requesting the correction of three legal errors, including ordering the Company to file resale tariffs prior to allowing local-exchange carriers (LECs) the opportunity to negotiate wholesale rates as permitted in the Telecommunications Act, imposing onerous restrictions on the Company's pricing flexibility and allowing facilities-based competitive local-exchange carriers (CLCs) to establish their own rating areas before mitigation measures are implemented. On April 12, 1996, the Company also filed a Motion for a Stay of the implementation of certain resale rates ordered in the resale decision. In its motion, the Company requested that the CPUC authorize the Company to charge its existing retail rates for the resale of business and residential services pending action on the Company's Application for Rehearing and the establishment of an interest-bearing memorandum account to track the difference between the revenues based on adopted resale rates and revenues based on existing retail rates. On April 23, 1997, the CPUC issued a decision denying the Company's application for rehearing of the resale decision. However, the CPUC did grant CLCs a rehearing concerning the interim discount rate for residential service. The CPUC determined that the record supports the use of avoided cost wholesale discounts of 12% rather than 7% for the Company for residential services. The CPUC determined that no further proceedings are necessary, as the existing evidentiary record, the application for rehearings, and any responses to it provide an adequate basis for its order on rehearing.

On May 1, 1996, the Company provided the CPUC with service category specific cost studies for resale services in the CPUC's unbundling proceedings. A final decision was expected by year end 1996. However, on October 4,

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

1996, the CPUC issued a ruling which suspended its schedule for adopting permanent wholesale rates until it determines how to proceed in response to the FCC's First Report and Order. On January 24, 1997, an ALJ ruling was issued setting forth a schedule for submission of permanent resale rate proposals and avoided costs models. The submission was previously scheduled for April 1997. On April 1, 1997, another CPUC ruling was issued scheduling evidentiary hearings beginning August 4, 1997 through August 22, 1997. A final decision adopting permanent wholesale rates for resold services is now expected by February 1998.

On February 23, 1996, the CPUC also adopted additional local competition rules addressing interconnection terms and conditions, joint provisioning of access services, information-mass announcement services and additional intercompany arrangements. On April 10, 1996, the CPUC adopted interim number portability
(INP) rates and rules, effective April 18, 1996, which will be charged to CLCs in order to allow their customers to retain use of their existing LEC telephone numbers when switching providers of local telephone service. The Company is required to establish a memorandum account to track the revenues collected from billings of INP rates to allow for a subsequent true-up once permanent rates are adopted in an Open Access and Network Architecture Development (OANAD) proceeding.

As part of the OANAD proceeding, the CPUC issued an interim decision in December 1995 adopting the cost methodology principles and list of basic network functions (BNFs) for which cost studies were performed. Evidentiary hearings began July 15, 1996 to address issues associated with pricing, tariffing and unbundling for BNFs. On August 2, 1996, the CPUC issued a decision that adopted in part and ordered modification to the cost studies submitted by the Company. The Company is required to resubmit its cost studies within one year (August 2, 1997) to reflect more forward looking adjustments consistent with the adopted Total Service Long Run Incremental Cost (TSLRIC) principles. On August 21, 1996, the CPUC issued a ruling suspending the briefing schedule until it determined how to proceed in response to the FCC's First Report and Order. On December 18, 1996, the CPUC issued a ruling that required: 1) Total Element Long Run Incremental Cost (TELRIC) refinements to existing TSLRIC studies; 2) new TELRIC studies for the additional network elements prescribed by the FCC; 3) TELRIC studies reflecting geographic de-averaging; and 4) supplementary pricing testimony. On March 4, 1997, a CPUC ruling was issued scheduling evidentiary hearings regarding unbundling issues beginning September 2, 1997 through September 19, 1997. A final decision adopting permanent wholesale rates for BNFs is expected in January 1998.

On October 12, 1994, the CPUC issued a decision which authorized further proceedings to be held with regard to a previous CPUC decision that adopted accrual accounting for Statement of Financial Accounting Standards No.106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106), which permitted the Company to recover its FAS 106 costs as an exogenous factor in annual price cap filings. This decision reaffirmed the CPUC decision to adopt FAS 106 for rate making purposes. However, the issue of exogenous recovery was to be further reviewed and any revenues collected in rates subsequent to October 12, 1994, were subject to refund pending further investigation. On April 9, 1997, the CPUC issued a decision concluding that the exogenous recovery for FAS 106 accounting changes previously granted is consistent with its New Regulatory Framework (NRF) and should be upheld.

In May 1997, in accordance with the Telecommunications Act, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications services, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31,            December 31,
                                                                              1997                  1996
                                                                           ----------            ----------
                                                                                (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                                              $89,955               $22,158
  Receivables, less allowances of $74,140 and $72,010                         581,734               600,818
  Inventories and supplies                                                     37,440                25,658
  Deferred income tax benefits                                                 49,905                58,364
  Other                                                                        56,089                14,387
                                                                           ----------            ----------
   Total current assets                                                       815,123               721,385
                                                                           ----------            ----------

Property, plant and equipment, at cost                                      9,739,854             9,706,947
   Accumulated depreciation                                                (6,028,653)           (5,952,312)
                                                                           ----------            ----------
   Total property, plant and equipment, net                                 3,711,201             3,754,635
                                                                           ----------            ----------

Employee benefit plans                                                        602,726               567,065
Other assets                                                                   17,628                40,300
                                                                           ----------            ----------
Total assets                                                               $5,146,678            $5,083,385
                                                                           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                       $275,646              $196,284
  Accounts payable                                                            285,508               285,201
  Taxes payable                                                               130,046                54,418
  Accrued interest                                                             25,157                25,272
  Accrued payroll costs                                                       100,080                97,680
  Dividends payable                                                           245,607               112,466
  Other                                                                       225,952               196,311
                                                                           ----------            ----------
   Total current liabilities                                                1,287,996               967,632
                                                                           ----------            ----------


  Long-term debt                                                            1,130,211             1,280,151
  Deferred income taxes                                                       343,171               342,349
  Employee benefit plans                                                      240,306               229,914
  Other liabilities                                                           414,096               414,711
                                                                           ----------            ----------
   Total liabilities                                                        3,415,780             3,234,757
                                                                           ----------            ----------
Shareholders' equity:
  Preferred stock                                                              81,866                81,866
  Common stock (70,000,000 shares issued)                                   1,400,000             1,400,000
  Additional paid-in capital                                                   82,239                82,239
  Retained earnings                                                           166,793               284,523
                                                                           ----------            ----------
   Total shareholders' equity                                               1,730,898             1,848,628
                                                                           ----------            ----------
Total liabilities and shareholders' equity                                 $5,146,678            $5,083,385
                                                                           ==========            ==========

See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                             ------------------------------
                                                                               1997                  1996
                                                                             --------              --------
                                                                                (Thousands of Dollars)
OPERATIONS
  Net income                                                                 $128,297               $93,037
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                              165,073               169,182
   Deferred income taxes                                                       20,222                 8,899
   Provision for uncollectible accounts                                        19,044                17,069
   Changes in current assets and current liabilities                           36,601                42,489
   Other - net                                                                (32,233)                1,961
                                                                             --------              --------
   Net cash from operations                                                   336,004               332,637
                                                                             --------              --------

INVESTING
  Capital expenditures                                                        (87,933)              (81,265)
  Proceeds from sale of assets                                                  3,794                 2,131
                                                                             --------              --------
   Net cash used in investing                                                 (84,139)              (79,134)
                                                                             --------              --------

FINANCING
  Long-term debt retired                                                          (71)                  (40)
  Dividends                                                                  (112,886)              (89,174)
  Net change in affiliate notes                                                  (110)              (57,334)
  Decrease in short-term obligations,
   excluding current maturities                                               (71,001)             (120,328)
  Other - net                                                                      --                 4,037
                                                                             --------              --------
   Net cash used in financing                                                (184,068)             (262,839)
                                                                             --------              --------
Increase (decrease) in cash and cash equivalents                               67,797                (9,336)

Cash and cash equivalents:
  Beginning of period                                                          22,158                33,265
                                                                             --------              --------
  End of period                                                               $89,955               $23,929
                                                                             ========              ========


See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

GTE California Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)    Exhibits required by Item 601 of Regulation S-K.

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27  Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the first quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    GTE California Incorporated
                                                 -------------------------------
                                                           (Registrant)

Date:            May 15, 1997                         William M. Edwards, III
      -------------------------------            -------------------------------
                                                     William M. Edwards, III
                                                    Vice President - Controller
                                                  (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  12          Statement re: Calculation of the Consolidated Ratio of Earnings
              to Fixed Charges

  27          Financial Data Schedule