Form 10-Q
period 1997-06-30
GTE CALIFORNIA INC
filed 1997-08-14
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended              June 30, 1997
                                       or
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

                                                          YES  X     NO
                                                             -------   -------

The Company had 70,000,000 shares of $20 par value common stock outstanding at July 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended                    Six Months Ended
                                                       June 30,                            June 30,
                                            ----------------------------       ----------------------------
                                                1997            1996                 1997            1996
                                            -----------      -----------       ------------      ----------
                                                                 (Thousands of Dollars)
REVENUES AND SALES
  Local services                            $   346,067      $  354,787       $   705,692       $   694,112
  Network access services                       243,332         215,921           464,921           421,384
  Toll services                                 103,339         125,274           220,652           250,125
  Other services and sales                      117,114          82,764           199,669           160,924
                                            -----------      ----------        -----------       ----------
   Total revenues and sales                     809,852         778,746         1,590,934        1,526,545
                                            -----------      ----------        ----------        ----------
OPERATING COSTS AND EXPENSES
  Cost of services and sales                    281,584         265,203           532,750           560,177
  Selling, general and administrative           144,437         155,605           268,316           258,169
  Depreciation and amortization                 168,644         165,801           333,717           334,983
                                            -----------      ----------       -----------       -----------
   Total operating costs and expenses           594,665         586,609         1,134,783         1,153,329
                                            -----------      ----------       -----------       -----------
OPERATING INCOME                                215,187         192,137           456,151           373,216

OTHER EXPENSES
  Interest  - net                                26,815          24,873            51,633            50,500
  Other - net                                       675              --               675                --
                                            ----------       ----------       -----------       -----------
INCOME BEFORE INCOME TAXES                      187,697         167,264           403,843           322,716
  Income taxes                                   70,235          69,849           158,084           132,264
                                            -----------      ----------       -----------       -----------
NET INCOME                                  $   117,462      $   97,415       $   245,759       $   190,452
                                            ===========      ==========       ===========       ===========





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                 Three Months Ended                    Six Months Ended
                                                       June 30,                            June 30,
                                             --------------------------           --------------------------
                                                1997            1996                 1997            1996
                                             -----------     ----------           ----------      ----------
         Net income                           $    117.5     $      97.4          $     245.8     $     190.5

Net income increased 21% or $20.1 and 29% or $55.3 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The three and six month increases are primarily due to strong revenue growth, while reducing operating expenses, creating positive operating income.

REVENUES AND SALES

                                       Three Months Ended                 Six Months Ended
                                             June 30,                         June 30,
                                  --------------------------          -----------------------
                                     1997           1996                1997         1996
                                  -----------     ----------          ---------    ----------
  Local services                  $   346.1       $     354.8         $   705.7    $      694.1
  Network access services             243.3             215.9             464.9           421.4
  Toll services                       103.4             125.2             220.6           250.1
  Other services and sales            117.1              82.8             199.7           160.9
                                  ---------       -----------         ---------    ------------
    Total revenues and sales      $   809.9       $     778.7         $ 1,590.9    $    1,526.5


Total revenues and sales increased 4% or $31.2 and 4% or $64.4 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

Local service revenues decreased 2% or $8.7 for the three months and increased 2% or $11.6 for the six months ended June 30, 1997, compared to the same periods in 1996. The three and six month variances include $15.7 related to the combination of the 1996 favorable settlement associated with the Implementation Rate Design (IRD) and the 1996 revenue reduction associated with the Company's 1996 California Price Cap Index (PCI). Excluding these items, local service revenues increased 2% or $7 and 4% or $27.3 for the three and six month periods, respectively.

The three and six month increases in local service revenues are primarily due to a $10.3 and $15.1 increase, respectively, in revenues from SmartCall(R) and CLASS services, primarily driven by the introduction of Caller ID in 1996, and a 5% increase in access lines for both periods, which generated additional revenues of $3.7 and $7.9, respectfully. These increases are partially offset by a $5.7 reduction in payments received from the California universal service fund.

Network access service revenues increased 13% or $27.4 and 10% or $43.5 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. Minutes of use increased 18% for both the three and six months ended June 30, 1997, which generated additional revenues of $22.1 and $38, respectively. The increases also reflect a $4.9 and $10.7 growth in special access revenues resulting from customer demand for increased bandwidth services. The six month increase is partially offset by an $8.3 unfavorable impact from sharing provisions of the Federal Communications Commission's (FCC) 1996 Price Cap.

GTE California Incorporated and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Toll service revenues decreased 17% or $21.8 and 12% or $29.5 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The three and six month decreases primarily reflect a $14.6 and a $21.3 reduction in toll revenues, respectively, as a result of lower toll volumes resulting from intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription, and the impact of optional discount calling plans, which effectively lowered intrastate long distance rates. Also contributing to the three and six month decreases were a $3.7 and $6.6 decrease in revenues associated with the revision of the annual California price index filing, respectively. The six month decrease was partially offset by $3.5 of favorable revenue adjustments recorded in the first quarter of 1996.

Other services and sales revenues increased 41% or $34.3 and 24% or $38.8 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The three and six month increases are primarily due to higher directory advertising revenues of $15.2 and $2.4 related to timing of directory publications, a $2.4 and $4.5 growth in voice messaging services revenue and a $1.1 and $1.9 growth in radio paging. The three and six month periods also reflect a $2.7 and $4.4 increase in billing and collection revenues, partially due to a favorable billing and collection contract rate negotiation. Both periods reflect an increase in database 800 revenues of $1.6. The six month increase also reflects a $2.1 increase in equipment sales and the impact of a $9.5 revenue reduction, recorded in the first quarter of 1996, related to the State of California's telecommunications network (CALNET) project.

OPERATING COSTS AND EXPENSES

                                 Three Months Ended               Six Months Ended
                                       June 30,                       June 30,
                            ---------------------------     ----------------------------
                               1997             1996            1997            1996
                            -----------      ----------     -----------     ------------
         Total operating    $     594.7     $     586.6     $   1,134.8      $   1,153.3
         costs and expenses

Total operating costs and expenses increased 1% or $8.1 and decreased 2% or $18.5 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

The increase in operating costs and expenses for the three months ended June 30, 1997 is primarily due to higher material costs of $11 related to increased revenues and sales, a $5.4 increase in payphone commission costs, higher advertising costs of $4.4 and a $2.8 increase in depreciation costs, primarily associated with additions to plant balances. These increases are partially offset by a $7 decrease in billing and collection costs and the favorable effects of an $11.3 charge, taken in the second quarter of 1996, related to the Customer Notification and Education Plan (CNEP), which was a California Public Utilities Commission (CPUC) regulated program to educate consumers about Caller ID, blocking options and related privacy issues.

The decrease in operating costs and expenses for the six months ended June 30, 1997 is primarily due to a $19.5 reduction in labor and employee benefit costs, a $9.8 decrease in network switching software fees and a $4.6 decrease in billing and collection costs. The decrease is also the result of the favorable effect of the $11.3 charge associated with the CNEP recorded in the second quarter of 1996 as mentioned above. These decreases are partially offset by higher advertising costs of $12.4, higher material costs of $10.7 related to increased revenues and sales and increased payphone commissions of $7.4.

GTE California Incorporated and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSES

                        Three Months Ended             Six Months Ended
                              June 30,                      June 30,
                    -------------------------     -------------------------
                        1997           1996           1997           1996
                    -----------     ---------     -----------     ---------
  Interest - net    $    26.8      $    24.9       $    51.6     $   50.5
  Income taxes           70.2           69.8           158.1        132.3

Interest - net increased 8% or $1.9 and 2% or $1.1 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996, primarily due to higher average short-term debt levels.

Income taxes remained virtually unchanged for the three months and increased 20% or $25.8 for the six months ended June 30, 1997, compared to the same periods in 1996. The six month increase is primarily due to the corresponding increase in pre-tax income, partially offset by adjustments to prior years' tax provision.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from GTE or GTE Funding Incorporated, an affiliate of the Company. On July, 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit. The Company has an existing shelf registration statement outstanding for an additional $400 of debentures.

The Company's primary source of funds during the first six months of 1997 was cash from operations of $514.4 compared to $662.7 for the same period in 1996. The year-to-year decrease in cash from operations reflects an increase in working capital requirements, partially offset by improved results from operations.

The Company's capital expenditures during the first six months of 1997 were $227.8 compared to $175.8 for the same period in 1996. The 1997 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. The Company anticipates capital expenditures to increase during the remainder of 1997 compared to 1996, reflecting the Company's continued expansion of existing networks, upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act).

Cash used in financing activities was $235 during the first six months of 1997 compared to $491.6 for the same period in 1996. This included dividend payments of $358.8 in the first six months of 1997 compared to $188.5 for the same period in 1996. Short-term financings, including the net change in affiliate notes, increased $382.5 in the first six months of 1997, compared to a decrease of $406.4 for the same period of 1996. The Company retired $258.6 of long-term debt and preferred stock during the first six months of 1997, which included $1.6 in premiums paid on the May 1997 retirement of $206.9 of long-term debt and preferred stock redeemed prior to stated maturity. The Company retired an additional $50.1 of long-term debt and preferred stock during the first six months of 1997. The Company issued $100 of 7% debentures in May 1996. The Company entered into forward contracts to hedge against changes in interest rates related to the 1996 refinancing. A $5 gain on the settlement of forward contracts is being amortized over the life of the refinanced debt as an offset to interest expense.

GTE California Incorporated and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OTHER MATTERS

Federal Regulatory Developments

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an opinion and order vacating significant portions of the FCC's rules purporting to implement the local competition provisions of the Telecommunications Act. The Company's parent, GTE, together with other incumbent local-exchange carriers (ILECs) and a number of state commissions, had challenged various portions of the FCC rules.

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and unbundled network elements (UNEs) at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

On the other hand, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

The time for parties to seek rehearing before the Eighth Circuit has not yet expired. In addition, the FCC has announced that it intends to seek Supreme Court review of the Eighth Circuit's ruling.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE Midwest Incorporated, a separate subsidiary of GTE and affiliate of the Company, has filed petitions for review of each of these orders in Federal Court, and GTE is currently assessing the effect of these orders.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5% retroactive to July 1996. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $94.8, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum price. This rate change filing resulted in an annual price increase of $57.9, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of $36.9.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since October 1996, state commission decisions determining the prices and terms of unresolved issues have been released in California. Subsequent decisions are expected to be issued throughout 1997.

GTE California Incorporated and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. The Company is expecting to begin filing cost studies in the states in which it operates during the second half of 1997.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings are scheduled to begin in California during the fourth quarter of 1997, with decisions expected in the first quarter of 1998.

State Regulatory Developments

In March 1996, the CPUC approved rules permitting local resale competition effective March 31, 1996. The CPUC required the Company to provide wholesale discounts of 7% on basic residential service and 12% on toll and business services to future resale competitors. On April 12, 1996, the Company filed an Application for Rehearing of the resale decision requesting the correction of three legal errors, including ordering the Company to file resale tariffs prior to allowing LECs the opportunity to negotiate wholesale rates as permitted in the Telecommunications Act, imposing onerous restrictions on the Company's pricing flexibility and allowing facilities-based competitive local-exchange carriers (CLCs) to establish their own rating areas before mitigation measures are implemented. On April 12, 1996, the Company also filed a Motion for a Stay of the implementation of certain resale rates ordered in the resale decision. In its motion, the Company requested that the CPUC authorize the Company to charge its existing retail rates for the resale of business and residential services pending action on the Company's Application for Rehearing and the establishment of an interest-bearing memorandum account to track the difference between the revenues based on adopted resale rates and revenues based on existing retail rates. On April 23, 1997, the CPUC issued a decision denying the Company's application for rehearing of the resale decision. However, the CPUC did grant CLCs a rehearing concerning the interim discount rate for residential service. The CPUC determined that the record supports the use of avoided cost wholesale discounts of 12% rather than 7% for the Company for residential services. The CPUC determined that no further proceedings are necessary, as the existing evidentiary record, the application for rehearings, and any responses to it provide an adequate basis for its order on rehearing.

On May 1, 1996, the Company provided the CPUC with service category specific cost studies for resale services in the CPUC's unbundling proceedings. On January 24, 1997, an Administrative Law Judge (ALJ) ruling was issued setting forth a schedule for submission of permanent resale rate proposals and avoided costs models. The Company submitted its resale pricing proposal and avoided cost model on April 14, 1997. On June 27, 1997, an ALJ ruling modified the dates previously set in an April 1, 1997 CPUC ruling scheduling evidentiary hearings beginning August 4, 1997 through August 22, 1997. The evidentiary hearings schedule will be reset at least four weeks forward with an anticipated commencement date of mid-August 1997. A final decision adopting permanent wholesale rates for resold services is now expected by February 1998.

On February 23, 1996, the CPUC also adopted additional local competition rules addressing interconnection terms and conditions, joint provisioning of access services, information-mass announcement services and additional intercompany arrangements. On June 18, 1997, a ruling was issued suspending the schedule for supplementary pricing testimony associated with the UNEs. Specific issues to be addressed included: 1) what constituted a reasonable markup over costs for the UNEs; 2) special pricing issues for the additional FCC UNEs; and 3) how to deal with arbitrage between rates for rebundled network elements and wholesale services. A new schedule will be set when the CPUC determines when the interim costing order for Pacific Bell will be issued.

GTE California Incorporated and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

On June 18, 1997, a ruling was issued approving the Company's cost study workplan with some modifications. The ruling provides for new cost studies to be submitted by September 15, 1997, with opening comments on the new cost studies and a reply yet to be scheduled. Overall, the ruling was favorable to the Company in that the Integrated Cost Model (ICM) will be allowed to be used for cost development, and that the views that Pacific Bell proxies should be used as the Company's inputs for expenses and fill factors were rejected.

On January 13, 1997, the CPUC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 17%. On January 23, 1997, an arbitration agreement conforming to this decision was executed under protest. Also on January 23, 1997, the CPUC issued its decision in the Company's arbitration with MCI.

The Company filed suit on January 14, 1997 in U.S. District Court seeking judicial review of the CPUC's final arbitration order in the AT&T proceeding, pursuant to Section 252 of the Telecommunications Act. The Company's suit focused on various aspects of the decision including: rates for UNEs; rate arbitrage opportunities created by the decision for AT&T; unbundled rate elements which do not allow recovery of actual costs; collocation requirements; rules for reservations of pole and duct space; and imposition of contractual terms not before the CPUC for arbitration. On January 24, 1997, a similar suit was filed requesting review of the CPUC's final order in the MCI arbitration. The Company requested a review of the same issues as in the AT&T suit except for the issue of collocation which was not included in the MCI review request.

On March 18, 1997, the CPUC issued a decision granting Sprint's request to adopt the AT&T agreement pursuant to Section 252(I) of the Telecommunications Act.

On May 17, 1996, the CPUC consolidated a joint petition filed by AT&T, MCI, Sprint and the California Association of Long Distance Carriers (CALTEL) and a motion by Pacific Bell. The consolidated filing requested a procedural order requiring the Company to initiate immediate implementation of intraLATA equal access and presubscription rulings as a result of the Telecommunications Act. In July 1996, the Company received "provisional" authority to begin converting its central offices to intraLATA equal access. The Company completed conversion of its central offices on July 8, 1997.

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

Other Developments

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,            December 31,
                                                                              1997                  1996
                                                                      ------------------     -----------------
                                                                                 (Thousands of Dollars)
ASSETS
Current assets:

  Cash and cash equivalents                                           $           77,610      $         22,158
  Receivables, less allowances of $73,558 and $72,010                            628,784               600,818
  Inventories and supplies                                                        40,726                25,658
  Deferred income tax benefits                                                    42,769                58,364
  Other                                                                           25,876                14,387
                                                                      ------------------      ----------------
   Total current assets                                                          815,765               721,385
                                                                      ------------------      ----------------
Property, plant and equipment, at cost                                         9,853,704             9,706,947
   Accumulated depreciation                                                   (6,168,112)           (5,952,312)
                                                                      ------------------      -----------------
   Total property, plant and equipment, net                                    3,685,592             3,754,635
                                                                      ------------------      -----------------
Employee benefit plans                                                           631,472               567,065
Other assets                                                                      15,911                40,300
                                                                      ------------------      -----------------
Total assets                                                          $        5,148,740      $      5,083,385
                                                                      ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                $          160,297      $        196,284
  Notes payable to affiliates                                                    268,838                    --
  Accounts payable                                                               287,800               285,201
  Taxes payable                                                                   77,417                54,418
  Accrued interest                                                                29,231                25,272
  Accrued payroll costs                                                           83,048                97,680
  Dividends payable                                                              113,616               112,466
  Other                                                                          212,831               196,311
                                                                      ------------------      ----------------
   Total current liabilities                                                   1,233,078               967,632
                                                                      ------------------      ----------------

  Long-term debt                                                               1,195,429             1,280,151
  Deferred income taxes                                                          356,255               342,349
  Employee benefit plans                                                         249,931               229,914
  Other liabilities                                                              412,451               414,711
                                                                      ------------------      ----------------
   Total liabilities                                                           3,447,144             3,234,757
                                                                      ------------------      ----------------
Shareholders' equity:
  Preferred stock                                                                 49,984                81,866
  Common stock (70,000,000 shares issued)                                      1,400,000             1,400,000
  Additional paid-in capital                                                      82,239                82,239
  Retained earnings                                                              169,373               284,523
                                                                      ------------------      ----------------
   Total shareholders' equity                                                  1,701,596             1,848,628
                                                                      ------------------      ----------------
Total liabilities and shareholders' equity                            $        5,148,740      $      5,083,385
                                                                      ==================      ================


See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           --------------------------------
                                                                               1997               1996
                                                                           ------------      --------------
                                                                                 (Thousands of Dollars)
OPERATIONS:
  Net income                                                               $     245,759      $     190,452
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 333,717            334,983
   Deferred income taxes                                                          40,443             23,184
   Provision for uncollectible accounts                                           38,258             35,911
   Changes in current assets and current liabilities                             (70,983)           110,599
   Other - net                                                                   (72,784)           (32,477)
                                                                           -------------      -------------
   Net cash from operations                                                      514,410            662,652
                                                                           -------------      -------------

INVESTING:
  Capital expenditures                                                          (227,781)          (175,832)
  Proceeds from sale of assets                                                     3,794             12,496
                                                                           -------------      -------------
   Net cash used in investing                                                   (223,987)          (163,336)
                                                                           -------------      -------------
FINANCING:
  Long-term debt issued                                                               --             98,405
  Long-term debt and preferred stock retired, including premiums paid
   on early retirement                                                          (258,634)              (179)

  Dividends                                                                     (358,821)          (188,480)
  Decrease in short-term obligations, excluding current maturities               (71,001)          (339,409)
  Net change in affiliate notes                                                  453,485            (66,966)
  Other - net                                                                         --              5,000
                                                                           -------------      -------------
   Net cash used in financing                                                   (234,971)          (491,629)
                                                                           -------------      -------------
Increase in cash and cash equivalents                                             55,452              7,687

Cash and cash equivalents:
  Beginning of period                                                             22,158             33,265
                                                                           -------------      -------------
  End of period
                                                                           $      77,610      $      40,952
                                                                           =============      =============





See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

(2) Long-term debt as of June 30, 1997 includes $175 million of affiliate notes payable which the Company anticipates refinancing during the second half of 1997. These affiliate notes payable represent notes payable to GTE Funding Incorporated, a company that provides short-term financing and investment vehicles and cash management services for the Company and six of its affiliates.

(3) In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of June 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

(4) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

GTE California Incorporated and Subsidiary

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits required by Item 601 of Regulation S-K.

                12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                27    Financial Data Schedule

          (b) The Company filed no reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GTE California Incorporated
                                      ----------------------------------
                                                (Registrant)



Date:    August 14, 1997                   William M. Edwards, III
                                      ----------------------------------
                                           William M. Edwards, III

                                          Vice President - Controller
                                        (Principal Accounting Officer)

EXHIBIT INDEX

  Exhibit
   Number                             Description
-----------         ----------------------------------------------------

     12             Statement re: Calculation of the Consolidated
                    Ratio of Earnings to Fixed Charges

     27             Financial Data Schedule