Form 10-Q
period 1997-09-30
GTE CALIFORNIA INC
filed 1997-11-14
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended            September 30, 1997
                                     or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

                                                    YES    X     NO
                                                         ------     ------
The Company had 70,000,000 shares of $20 par value common stock outstanding at October 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                                --------------------------        ----------------------------
                                                  1997              1996              1997              1996
                                                --------          --------        ----------          --------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                                $355,542          $291,261        $1,061,234          $985,373
  Network access services                        235,424           223,853           700,345           645,237
  Toll services                                   97,766           118,587           318,418           368,712
  Other services and sales                       132,569           138,724           332,238           299,648
                                                --------          --------        ----------         ---------
   Total revenues and sales                      821,301           772,425         2,412,235         2,298,970
                                                --------          --------        ----------         ---------
OPERATING COSTS AND EXPENSES
  Cost of services and sales                     242,635           245,895           775,385           806,072
  Selling, general and administrative            129,522           103,586           397,838           362,878
  Depreciation and amortization                  142,773           166,944           476,490           501,927
                                                --------          --------        ----------         ---------
   Total operating costs and expenses            514,930           516,425         1,649,713         1,670,877
                                                --------          --------        ----------         ---------
OPERATING INCOME                                 306,371           256,000           762,522           628,093

OTHER (INCOME) EXPENSE
  Interest  - net                                 25,874            23,534            77,507            74,034
  Other - net                                        (5)               (6)               670           (1,129)
                                                --------          --------        ----------          --------
INCOME BEFORE INCOME TAXES                       280,502           232,472           684,345           555,188
  Income taxes                                   109,705            89,358           267,789           221,622
                                                --------          --------        ----------          --------
NET INCOME                                      $170,797          $143,114        $  416,556          $333,566
                                                ========          ========        ==========          ========





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                       September 30,
                                                 --------------------                 -------------------
                                                  1997          1996                   1997         1996
                                                 ------        ------                 ------       ------
         Net income                              $170.8        $143.1                 $416.6       $333.6

Net income increased 19% or $27.7 and 25% or $83 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increases were caused primarily by revenue reductions in 1996 resulting from reserves established for potential merger expense savings and potential operational tax settlements, combined with higher revenues from local and network access services.

REVENUES AND SALES

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                 ------------------------           --------------------------
                                                  1997              1996              1997              1996
                                                 ------            ------           --------          --------
         Local services                          $355.5            $291.3           $1,061.2          $  985.4
         Network access services                  235.4             223.8              700.4             645.2
         Toll services                             97.8             118.6              318.4             368.7
         Other services and sales                 132.6             138.7              332.2             299.7
                                                 ------            ------           --------          --------
          Total revenues and sales               $821.3            $772.4           $2,412.2          $2,299.0

Total revenues and sales increased 6% or $48.9 and 5% or $113.2 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

Local service revenues increased 22% or $64.2 and 8% or $75.8 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Revenues were reduced for the three and nine month periods ended September 30, 1996, due to reserves established for the anticipated refund of merger expense savings of $37.6 and $46.9, respectively, and potential operational tax settlements of $20.6 for both periods. The year-to-date revenue reductions were offset by an $11.3 increase in 1996 revenues associated with the favorable Implementation Rate Design (IRD) ruling from the California Public Utilities Commission (CPUC) and $5.7 in Universal Service Fund (USF) support payments received in the second quarter of 1996. Excluding the effects of these events in 1996, local service revenues increased 2% or $6 in the third quarter of 1997 and 2% or $25.3 year-to-date. These increases are attributable, in part, to access line growth of 5% in both periods, which generated additional revenues of $10.3 and $18.2 for the three and nine month periods, respectively. Revenues from enhanced custom calling features, such as SmartCall(R) and CLASS services, increased $5.8 in the third quarter and $20.9 year-to-date. In addition, revenue growth from CentraNet(R) services contributed $4.1 and $11.8 to the three and nine month increases, respectively. These increases were partially offset by settlement reserves recorded in 1997 totaling $8.7 in the third quarter and $14.4 year-to-date and operational tax settlement reserves of $4.7 and $9.7 for the three and nine month periods, respectively.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Network access service revenues increased 5% or $11.6 and 9% or $55.2 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Minutes of use increased 21% for both periods, which generated additional revenues of $20.8 in the third quarter and $64.4 year-to-date. Special access revenues grew $10 and $20.7 for the three and nine month periods, respectively, due to greater demand for increased bandwidth services by Internet Service Providers (ISPs) and other high-capacity users. These increases were partially offset by reductions of $6.8 and $11.1 for the three and nine month periods, respectively, relating to the sharing provisions and rate changes associated with the Federal Communication Commission's (FCC) 1996 and 1997 price caps. In addition, decreased revenues from intrastate sharing arrangements partially offset the increases by $4.3 and $11.4 for the three and nine month periods, respectively.

Toll service revenues decreased 18% or $20.8 and 14% or $50.3 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. These results reflect reduced toll revenues of $26.2 in the third quarter and $47.5 year-to-date resulting from increased intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription, and the impact of optional discount calling plans, which effectively lowered intrastate long distance rates. The year-to-date decrease also includes a $10.8 reduction in revenues associated with the 1996 favorable IRD ruling from the CPUC. These decreases were offset by reserves recorded in 1996 for potential operational tax settlements totaling $8.6 for both periods.

Other services and sales decreased 4% or $6.1 in the third quarter of 1997 and increased 11% or $32.5 year-to-date, compared to the same periods in 1996. The third quarter decrease was primarily due to an $11 decline in directory advertising revenues caused by the timing of publications, partially offset by a $5.9 increase in revenues from voice messaging and billing and collection services. The year-to-date increase includes higher voice messaging, paging, and billing and collection service revenues totaling $15, higher business equipment sales revenues of $9.4, and the impact of a $9.5 revenue reduction in 1996 related to the State of California's telecommunications network (CALNET) project. These year-to-date increases were offset by an $8.6 decline in directory advertising revenues resulting from the timing of publications.

OPERATING COSTS AND EXPENSES

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                 -------------------                ---------------------
                                                  1997         1996                   1997          1996
                                                 ------       ------                --------      --------
         Total operating costs and               $514.9       $516.4                $1,649.7      $1,670.9
         expenses

Total operating costs and expenses remained essentially unchanged in the third quarter of 1997 and decreased 1% or $21.2 year-to-date, compared to the same periods in 1996. The nine month decrease is largely due to administrative productivity gains of $49.2 and a $25.4 decrease in depreciation expense. A change in the estimated salvage values related to certain telephone plant and equipment caused a decrease in depreciation expense of $29.9 (as discussed in the Notes to Condensed Consolidated Financial Statements), offset by a depreciation increase of $4.5 related to additions to plant. These decreases were partially offset by a $34.9 increase in selling and marketing costs resulting from efforts aimed at stimulating customer demand for enhanced services and preserving market share in an increasingly competitive environment. These decreases were also offset by higher materials costs of $4.8 related to business equipment sales and increased network costs of $11.2 associated with voice messaging services.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSE

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                 ------------------                   ------------------
                                                  1997          1996                   1997         1996
                                                  -----        -----                  -----        -----
         Interest - net                           $25.9        $23.5                  $77.5        $74.0
         Income taxes                             109.7         89.4                  267.8        221.6

Interest - net increased 10% or $2.4 and 5% or $3.5 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996, primarily due to higher average short-term debt levels.

Income taxes increased 23% or $20.3 and 21% or $46.2 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996, primarily due to a corresponding increase in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. On July, 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit.

The Company's primary source of funds during the first nine months of 1997 was cash from operations of $811.8 compared to $869.9 for the same period in 1996. The year-to-year decrease is primarily due to an increase in working capital requirements, partially offset by improved results from operations.

The Company's capital expenditures during the first nine months of 1997 were $396.6 compared to $278.9 for the same period in 1996. The 1997 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company anticipates capital expenditures to increase during the remainder of 1997 compared to 1996, reflecting the Company's continued growth of existing networks, upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act).

In 1996, proceeds of $15.4 were generated from the sales of selected real estate properties. The Company recognized a pre-tax gain of $1.1 as a result of these sales.

Cash used in financing activities was $418.7 during the first nine months of 1997 compared to $625 for the same period in 1996. This included dividend payments of $472.6 in the first nine months of 1997 compared to $321.4 for the same period in 1996. Short-term financings, including the net change in affiliate notes, increased $27.5 in the first nine months of 1997, compared to a decrease of $406.8 for the same period in 1996. The Company retired $268.7 of long-term debt and preferred stock during the first nine months of 1997, which included $1.6 in premiums paid on the May 1997 retirement of $206.9 of
long-term debt and preferred stock redeemed prior to stated maturity.   The
Company issued $300 of 6.7% debentures in September 1997 and $100 of 7% debentures in May 1996. During 1996, the Company entered into forward contracts to hedge against changes in interest rates related to the 1996 refinancing. A $5 gain on the settlement of forward contracts is being amortized over the life of the refinanced debt as an offset to interest expense.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On October 15, 1997, the Company's parent, GTE, proposed a merger with MCI Communications Corporation (MCI) valued at approximately $28 billion. As a result of the proposed merger, the rating agencies have placed GTE, the Company and its affiliates on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc. (WorldCom).

OTHER MATTERS

Federal Regulatory Developments

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an opinion and order vacating significant portions of the FCC's rules purporting to implement the local competition provisions of the Telecommunications Act of 1996 (the Telecommunications Act). The Company's parent, GTE, together with other incumbent local-exchange carriers (ILECs) and a number of state commissions, had challenged various portions of the FCC rules.

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements (UNEs) and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and UNEs at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

In addition, the Eighth Circuit rejected certain arguments advanced by GTE.
For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

In October 1997, the Eighth Circuit, granting a petition for rehearing filed by GTE and others, further ruled that the Telecommunications Act "does not permit a new entrant to purchase the ILEC's assembled platform(s) of combined network elements (or any lesser existing combination of two or more elements) in order to offer competitive telecommunications services." The FCC has announced plans to seek Supreme Court review of the Eighth Circuit's rulings; it has until January 12, 1998 to file a petition for certiorari.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE has filed petitions for review of these FCC orders with the U.S. Court of Appeals for the Tenth Circuit. GTE anticipates that those petitions will be decided in 1998.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5%. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $94.8, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum allowable price. This rate change filing resulted in an annual price increase of $57.9, effective June 3, 1997.
Overall, the net effect of these access filings resulted in an annual price reduction of $36.9.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On June 4, 1996, the FCC issued the first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers
(IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address those issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation. The FCC also tentatively concluded that this per-call rate should also be used to calculate phase one compensation obligations. It is likely, however, that the entire phase one compensation directive will be revisited in a subsequent order.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since October 1996, state commission decisions determining the prices and terms of unresolved issues have been released in California. Subsequent decisions are expected to be issued throughout the remainder of 1997 and 1998.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors and has filed lawsuits in federal district courts in California. Additionally, the Company has made appropriate filings with the states and Federal District Courts requesting that the Eighth Circuit's favorable rulings be taken into consideration in connection with any future arbitration rulings or complaint actions.

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. The Company is expecting to begin filing cost studies in the states in which it operates during the remainder of 1997 and 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings are scheduled to begin in California during the fourth quarter of 1997, with decisions expected in the first quarter of 1998.

State Regulatory Developments

In March 1996, the CPUC approved rules permitting local resale competition effective March 31, 1996. The CPUC required the Company to provide wholesale discounts of 7% on basic residential service and 12% on toll and business services to future resale competitors. On April 12, 1996, the Company filed an Application for Rehearing of the resale decision, which the CPUC denied on April 23, 1997. However, the CPUC granted competitive local-exchange carriers
(CLCs)

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

On January 13, 1997, the CPUC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 12%. On January 23, 1997, an arbitration agreement conforming to this decision was executed under protest. Also on January 23, 1997, the CPUC issued its decision in the Company's arbitration with MCI reaffirming the rate established in the AT&T proceeding.

The Company filed suit on January 14, 1997 in U.S. District Court seeking judicial review of the CPUC's final arbitration order in the AT&T proceeding, pursuant to Section 252 of the Telecommunications Act. The Company's suit focused on various aspects of the decision including: rates for UNEs; rate arbitrage opportunities created by the decision for AT&T; unbundled rate elements which do not allow recovery of actual costs; collocation requirements; rules for reservations of pole and duct space; and imposition of contractual terms not before the CPUC for arbitration. On January 24, 1997, a similar suit was filed requesting review of the CPUC's final order in the MCI arbitration. The Company requested a review of the same issues as in the AT&T suit except for the issue of collocation which was not included in the MCI review request. On March 18, 1997, the CPUC issued a decision granting Sprint's request to adopt the AT&T agreement pursuant to Section 252 (I) of the Telecommunications Act.

On May 1, 1996, the Company provided the CPUC with service category specific cost studies for resale services in the CPUC's unbundling proceedings. On January 24, 1997, an Administrative Law Judge (ALJ) ruling was issued setting forth a schedule for submission of permanent resale rate proposals and avoided costs models. The Company submitted its resale pricing proposal and avoided cost model on April 14, 1997. A final decision adopting permanent wholesale rates for resold services is expected in the first quarter of 1998.

On June 18, 1997, a ruling was issued suspending the schedule for supplementary pricing testimony associated with UNEs. Specific issues to be addressed included: 1) what constituted a reasonable markup over costs for the UNEs; 2) special pricing issues for the additional FCC UNEs; and 3) how to deal with arbitrage between rates for rebundled network elements and wholesale services. A new schedule will be set when the CPUC determines when the interim costing order for Pacific Bell will be issued.

On September 15, 1997, the Company submitted Total Element Long-Run Incremental Cost (TELRIC) studies for UNEs and retail services. Opening comments on these studies, including the studies submitted by AT&T and MCI, are due January 30, 1998. Reply comments are due February 27, 1998 and a final order on the Company's UNE costs is anticipated in June 1998. Hearings to determine final prices for these elements are currently scheduled for the third quarter of 1998, with an anticipated final order on UNE prices expected in December 1998.

In a separate phase of the Open Access and Network Architecture Development (OANAD) proceeding, the CPUC will allow for comments on parties' Operational Support Systems (OSS) cost studies which were also submitted in September. Opening comments for this phase are due December 15, 1997, with reply due January 16, 1998. A final cost order is expected in early May 1998 and the Company expects to file a pricing proposal for OSS in January 1998 along with testimony regarding what constitutes a "reasonable markup" for UNEs, arbitrage, and price floor determinations. The hearings to address these issues are scheduled for February and March 1998. A final order on these matters is expected in September 1998.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In October 1997, in another phase of the OANAD, the Company submitted opening and reply testimony regarding the proper avoided cost model and the resulting permanent resale discount. Hearings will be held November 12 through December 9, 1997. Eight parties submitted testimony and four avoided cost models will be subject to review. The CPUC's goal is to select one model to determine the proper resale discount. A final order is anticipated during the second quarter of 1998.

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

Other Developments

The Company has reviewed and estimated its current and planned expenditures to become Year 2000 compliant. These costs are currently estimated to be $57.2 over the next three years.

On October 15, 1997, the Company's parent, GTE, announced its proposal to acquire MCI in a transaction valued at approximately $28 billion in cash or 40 dollars per share. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom. GTE is continuing to monitor the situation and may reevaluate its position depending on a number of factors, including the relative stock performance of both WorldCom and MCI, the financial and operating results of MCI and the ongoing status of the regulatory approval process, as well as other pertinent information.

In May 1997, GTE announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation (BBN), a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. As of September 30, 1997, GTE had completed the acquisition of BBN.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September  30,         December 31,
                                                                                1997                  1996
                                                                            --------------         ------------
                                                                                (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $    22,547           $    22,158
  Receivables, less allowances of $68,997 and $72,010                            569,669               600,818

  Notes receivable from affiliates                                                14,459                    --
  Inventories and supplies                                                        48,954                25,658
  Deferred income tax benefits                                                        --                58,364
  Other                                                                           28,382                14,387
                                                                             -----------            ----------
   Total current assets                                                          684,011               721,385
                                                                             -----------            ----------
Property, plant and equipment, at cost                                         9,953,874             9,706,947
   Accumulated depreciation                                                   (6,241,014)           (5,952,312)
                                                                             -----------            ----------
   Total property, plant and equipment, net                                    3,712,860             3,754,635
                                                                             -----------            ----------
Employee benefit plans                                                           673,973               567,065
Other assets                                                                      19,563                40,300
                                                                             -----------            ----------
   Total assets                                                              $ 5,090,407           $ 5,083,385
                                                                             ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                       $   151,947           $   196,284
  Accounts payable                                                               240,238               285,201
  Taxes payable                                                                   60,980                54,418
  Accrued interest                                                                24,346                25,272
  Accrued payroll costs                                                           89,319                97,680
  Dividends payable                                                              144,286               112,466
  Other                                                                          222,155               196,311
                                                                             -----------            ----------
   Total current liabilities                                                     933,271               967,632
                                                                             -----------            ----------

  Long-term debt                                                               1,416,623             1,280,151
  Deferred income taxes                                                          360,081               342,349
  Employee benefit plans                                                         251,753               229,914
  Other liabilities                                                              400,700               414,711
                                                                             -----------            ----------
   Total liabilities                                                           3,362,428             3,234,757
                                                                             -----------            ----------
Shareholders' equity:
  Preferred stock                                                                 49,984                81,866
  Common stock (70,000,000 shares issued)                                      1,400,000             1,400,000
  Additional paid-in capital                                                      82,239                82,239
  Retained earnings                                                              195,756               284,523
                                                                             -----------            ----------
   Total shareholders' equity                                                  1,727,979             1,848,628
                                                                             -----------            ----------
Total liabilities and shareholders' equity                                   $ 5,090,407           $ 5,083,385
                                                                             ===========           ===========

See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                             ---------------------------------
                                                                                 1997                  1996
                                                                             -----------            ----------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                                 $   416,556            $  333,566
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 476,490               501,927
   Deferred income taxes                                                          87,452                26,161
   Provision for uncollectible accounts                                           60,375                54,832
   Changes in current assets and current liabilities                            (100,069)               17,905
   Other - net                                                                  (128,964)              (64,456)
                                                                             -----------            ----------
   Net cash from operations                                                      811,840               869,935
                                                                             -----------            ----------
INVESTING
  Capital expenditures                                                          (396,590)             (278,887)
  Proceeds from sale of assets                                                     3,794                15,414
  Other - net                                                                         --                 6,851
                                                                             -----------            ----------
   Net cash used in investing                                                   (392,796)             (256,622)
                                                                             -----------            ----------
FINANCING
  Long-term debt issued                                                          295,098                98,405

  Long-term debt and preferred stock retired, including premiums paid
   on early retirement                                                          (268,707)                 (206)
  Dividends                                                                     (472,565)             (321,427)
  Net change in affiliate notes                                                   98,520              (206,677)
  Decrease in short-term obligations, excluding current maturities               (71,001)             (200,130)
  Other - net                                                                         --                 5,000
                                                                             -----------            ----------
   Net cash used in financing                                                   (418,655)             (625,035)
                                                                             -----------            ----------
Increase (decrease) in cash and cash equivalents                                     389               (11,722)

Cash and equivalents:
  Beginning of period                                                             22,158                33,265
                                                                             -----------            ----------
  End of period
                                                                             $    22,547            $   21,543
                                                                             ===========            ==========






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

(2) Long-term debt as of September 30, 1997 includes $100 million of affiliate notes payable which the Company anticipates refinancing during the first half of 1998. These affiliate notes payable represent notes payable to GTE Funding Incorporated, a company that provides short-term financing and investment vehicles and cash management services for the Company and six of its affiliates.

(3) In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of September 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

(4) Effective July 1, 1997, the Company revised its estimate of the salvage values related to certain of its telephone plant and equipment. This change had the effect of reducing depreciation expense by approximately $29.9 million during the third quarter of 1997. The estimated impact for the second half of 1997 is an expected reduction in depreciation expense of approximately $59.9 million.

(5) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

PART II.  OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibits required by Item 601 of Regulation S-K.

                     (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                     (27)   Financial Data Schedule

              (b) The Company filed a report on Form 8-K, dated September 4, 1997, under Item 7 "Financial Statements and Exhibits."
                     No financial statements were filed with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GTE California Incorporated
                                        ---------------------------
                                               (Registrant)


Date:   November 14, 1997               William M. Edwards, III
        -----------------               -----------------------
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