Form 10-K405
period 1997-12-31
GTE CALIFORNIA INC
filed 1998-03-27
CIK 40864

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                        December 31, 1997
                                                        or

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

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

41/2% SERIES CUMULATIVE PREFERRED STOCK                         $20 PAR VALUE
41/2% SERIES CUMULATIVE PREFERRED STOCK                         $20 PAR VALUE
5   % SERIES CUMULATIVE PREFERRED STOCK                         $20 PAR VALUE
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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
          ----

THE COMPANY HAD 70,000,000 SHARES OF $20 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1998. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING PREFERRED STOCK HELD BY NON-AFFILIATES AT FEBRUARY 28, 1998, AMOUNTED TO $4,064,524.

DOCUMENT INCORPORATED BY REFERENCE: PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 8, 1998 (INCORPORATED IN PART III).

TABLE OF CONTENTS

Item                                                                                  Page

Part I

       1.     Business                                                                     1

       2.     Properties                                                                   5

       3.     Legal Proceedings                                                            5

       4.     Submission of Matters to a Vote of Security Holders                          5

Part II

       5.     Market for the Registrant's Common Equity and Related                        6
              Shareholder Matters

       6.     Selected Financial Data                                                      7

       7.     Management's Discussion and Analysis of Financial                            8
              Condition and Results of Operations

       8.     Financial Statements and Supplementary Data                                 17

       9.     Changes in and Disagreements with Accountants on                            44
              Accounting and Financial Disclosure

Part III

      10.     Directors and Executive Officers of the Registrant                          45

      11.     Executive Compensation                                                      47

      12.     Security Ownership of Certain Beneficial Owners and Management              47

      13.     Certain Relationships and Related Transactions                              47

Part IV

      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K             48


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

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by providing such services as billing and collection and operator services to interexchange carriers. At December 31, 1997, the Company served 5,059,427 access lines in its service territories.

At December 31, 1997, the Company had 12,314 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. In 1996 contracts were reached with the CWA and IBEW. No contracts will expire during 1998.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. The Company continues to face additional competition from numerous sources, such as competitive local-exchange carriers, wireless carriers, cable television service providers and long distance companies.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company supports greater competition in telecommunications, provided that consumers benefit from an opportunity for all service providers to participate in a competitive marketplace under comparable conditions. The Company believes that a number of recent FCC and state regulatory agency decisions did not establish comparable conditions; consequently, the Company and its parent, GTE, have exercised their right to challenge actions they believe act to increase competition at the expense of the shareholders of incumbent firms.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by GTE and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in many instances and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. In January 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in California, Nevada and Arizona. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in California.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The access charge reform order, also released in May 1997, revamped the rate structure for use of the local network by interexchange carriers to originate and complete long distance calls. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC not only failed to remove all of the universal service subsidies hidden within interstate access charges, but in fact created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities in California have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The regulatory commissions in the states of Nevada and Arizona continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $36.9 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $10 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and for single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges paid by long distance carriers were partially offset by new per line charges and the charges paid by end-users.

During 1997, other regulatory and legislative developments occurred at the state level to further open the telecommunications marketplace to competition. For example, the California Public Utilities Commission (CPUC) continued its efforts to promote competition by addressing unbundling of network elements and updating its March 1996 resale decision to expand the scope of retail services to be discounted and offered for resale. The CPUC also opened an investigation to examine the level of access to the Operational Support System (OSS) of incumbent LECs as well as the quality and speed of access to the OSS.

During 1997, the CPUC introduced two new universal service programs. In order to meet California's universal service goal in a competitive arena, the California High Cost Fund-B revised the mechanism for maintaining affordable basic local service rates in high cost areas. The California Teleconnect program offers discounts to eligible schools, libraries, government-owned hospitals and health care organizations and tax exempt community-based organizations to encourage the use of advanced telecommunications services. Subsequent to the FCC order on universal service, the CPUC adopted the FCC discount matrix for schools and libraries and modified its California Teleconnect program to be compatible.

California operates under a state price cap mechanism. On December 20, 1996, the CPUC approved GTE's 1997 price cap filing. The decision authorized GTE to collect $27.5 million in rates via a surcharge commencing January 1, 1997. The 1998 price cap filing did not result in any changes to revenues; however, rate adjustments, effective in 1998, were included as a result of rate and surcharge integration with the former Contel of California serving territories.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

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

INITIATIVES

In 1997, the Company's parent, GTE, continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

In May 1997, GTE announced plans to become a leading national provider of data communications services that included the acquisition of BBN Corporation (BBN), a leading supplier of end-to-end Internet solutions. BBN brings valuable skills, a leading position in the Internet market and an impressive list of Fortune 500 clients. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. This expansion of data services continued in November 1997 with the announcement of the acquisition of Genuity Inc. (Genuity), a subsidiary of Bechtel Enterprises. Genuity is a premier value-added provider of distributed application hosting solutions.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of California, Nevada and Arizona, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1993 to December 31, 1997, the Company made capital expenditures of $2.6 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 26% of gross plant of $10.1 billion at December 31, 1997.

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

SHAREHOLDER SERVICES
BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o         Account information
o         Dividends
o         Market prices
o         Transfer instructions
o         Statements and reports
o         Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-718-575-2990.

Or write to:
         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         P.O. Box 8031
         Boston, MA 02206-8031

For overnight delivery services, use the following address:
         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates is Securities Transfers and Reporting Services, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1997 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE through the following universal resource:
         http://www.gte.com

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE
The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6. Selected Financial Data (See Note 3 to the Company's consolidated financial statements included in Item 8)

GTE California Incorporated and Subsidiary

                                                                     Years Ended December 31,
                                             --------------------------------------------------------------------------------
Selected Income Statement Items (a)             1997             1996            1995                 1994           1993(b)
-----------------------------------          --------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)

Revenues and sales                           $ 3,322,436     $ 3,141,166      $ 3,144,816         $ 3,319,871     $ 3,349,525

Operating costs and expenses                   2,186,544       2,198,552        2,454,598           2,374,199       2,973,050
                                             -----------     -----------      -----------         -----------     -----------

Operating income                               1,135,892         942,614          690,218             945,672         376,475
Interest - net                                   101,910          98,567          111,823             105,801         122,617
Gain on disposition of assets                       --            (1,117)            --                  --              --
Other - net                                          670            --               --                  --            (2,762)
Income taxes                                     390,548         329,326          235,534             339,585         107,932
                                             -----------     -----------      -----------         -----------     -----------
Income before extraordinary charges              642,764         515,838          342,861             500,286         148,688
Extraordinary charges                               --              --           (711,048)(c)            --           (20,214)
                                             -----------     -----------      -----------         -----------     -----------
Net income (loss)                            $   642,764     $   515,838      $  (368,187)        $   500,286     $   128,474
                                             ===========     ===========      ===========         ===========     ===========


Dividends declared on common stock           $   659,566     $   504,154      $   325,863         $   422,791     $   461,471
Dividends declared on preferred stock              3,194           4,784            4,784               4,850           4,891
-----------------------------------------------------------------------------------------------------------------------------

                                                                        As of December 31,
                                             -------------------------------------------------------------------------
Selected Balance Sheet Items                     1997            1996          1995            1994             1993
----------------------------                 -------------------------------------------------------------------------
                                                                      (Thousands of Dollars)


Property, plant and equipment, net (c)       $ 3,799,321    $  3,754,635   $  3,994,596   $   5,361,502   $  5,495,604
Total assets                                   5,320,330       5,083,385      5,345,522       6,718,720      6,628,075
Long-term debt and preferred stock,
     subject to mandatory redemption           1,466,679       1,280,151      1,375,771       1,370,157        957,908
Shareholders' equity                           1,795,809       1,848,628      1,841,728       2,540,562      2,467,917
----------------------------------------------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in Millions)

BUSINESS OPERATIONS

GTE California Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1997, the Company served 5,059,427 access lines in the states of California, Nevada and Arizona.
The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

On September 10, 1992, the Company entered into an Agreement of Merger with Contel of California, Inc., a California corporation (Contel California). The agreement provided that Contel California would merge with and into the Company, with the Company to be the surviving corporation in the merger (the Merger). On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the California Public Utilities Commission (CPUC) to allocate the merger savings between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. On April 10, 1996, in accordance with the enacted legislation, the CPUC granted final approval of the Merger. As part of the order, the CPUC ordered $69.7 of merger savings to be returned to the ratepayers of both companies, which represented half of the total savings expected to be realized by the Merger over a five-year period. The Company received approval to return these savings to local, toll and access customers beginning in mid-1996. On December 16, 1997, the CPUC approved a stipulation agreement which included the incorporation of the remaining merger savings into the Company's prospective rates.

The Merger was completed on December 31, 1996 and was accounted for in a manner consistent with a transfer of entities under common control which is similar to a "pooling of interests." Accordingly, the financial statements include the combined historical results of operations and financial position of the Company and Contel California as though the Merger had occurred at the beginning of each period presented and reflect the elimination of all significant intercompany transactions.

RESULTS OF OPERATIONS


                                 Years Ended December 31,
                              ------------------------------
                                1997       1996       1995
                              --------   --------   --------
Net income (loss)             $  642.8   $  515.8   $ (368.2)



Net income increased 25% or $127 during 1997, largely due to revenue growth from local and network access services and the impact of the stipulation agreement approved by the CPUC in December 1997, mentioned previously. The net loss for 1995 includes one-time extraordinary charges (net of tax) of $711 related to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and the early retirement of debt recorded in the fourth quarter of 1995. Excluding these special items, net income increased 50% or $172.9 in 1996 due to the impact of the revenue reduction experienced in 1995 as a result of the CPUC order discussed below, and significant improvements in the level of 1996 operating costs and expenses.

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

REVENUES AND SALES

                                                   Years Ended December 31,
                                             ------------------------------------
                                                1997          1996         1995
                                             ----------   ----------   ----------
Local services                               $  1,477.1   $  1,333.2   $  1,375.7
Network access services                           924.6        870.5        812.6
Toll services                                     399.1        490.1        510.6
Other services and sales                          521.6        447.4        445.9
                                             ----------   ----------   ----------

Total revenues and sales                     $  3,322.4   $  3,141.2   $  3,144.8

Total revenues and sales increased 6% or $181.2 in 1997 and decreased less than 1% or $3.6 in 1996.

Local Services

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 11% or $143.9 in 1997 and decreased 3% or $42.5 in 1996. In the fourth quarter of 1997, the CPUC approved a stipulation agreement in which the remaining merger expense savings, discussed previously, will be incorporated into the Company's prospective rates. Accordingly, the Company reversed the remaining reserve balance, of which $46.1 was recorded during 1996, resulting in a $91.5 favorable impact on the 1997 revenues compared to 1996. Excluding the effect of this item, local service revenues in 1997 increased 4% or $52.4. Access line growth of 5% in 1997 generated additional revenues of $30.8 from basic local services, $15.9 from CentraNet(R) services and $11.4 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). Demand for custom calling features, such as SmartCall(R) and CLASS services, contributed $25.3 to the increase. In addition, the Company's 1997 California Price Cap Index (PCI) generated $25.1 of additional revenues, partially offset by $19.4 in lower revenues resulting from the removal of Extended Area Service transitional support payments. The 1997 increase was also partially offset by settlement reserves recorded in 1997 totaling $11.5, reduced support payments received from the California High Cost Fund, described below, of $11.4 and a net reduction of $11.3 associated with the CPUC's Implementation Rate Design (IRD) ruling in 1996 (as discussed in Note 11 of the Company's consolidated financial statements included in Item 8).

The 1996 decrease was due to a combination of several factors. Reserves established in 1996 for anticipated merger savings refunds and operating tax settlements reduced revenues by $34 and $20.6, respectively. The Company's 1996 PCI resulted in a $27.3 revenue reduction. Net refunds received from the California High Cost Fund, a fund established to subsidize rural providers for the costs of providing universal service, declined in 1996 by $14.8. Other factors contributing to the decrease include an $11.5 scheduled reduction in revenues associated with a previous rate order, and an $11.1 decrease in directory and operator service revenues. These decreases in 1996 were offset by a $34.6 increase in revenues resulting from the CPUC's IRD ruling, mentioned above, and a total of $35.5 from a 5% growth in access lines. In addition, revenues from custom calling features, such as SmartCall(R), increased $8 in 1996.

Network Access Services

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, residential and business customers pay end-user access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers also pay access charges for cellular and intraLATA (Local Access Transport Area) toll calls hauled or terminated by the Company. Network access service revenues increased 6% or $54.1 in 1997 and 7% or $57.9 in 1996. Increased demand in 1997 for access services by interexchange carriers resulted in a 21% increase in minutes of use and $85.4 in additional revenues. Special access revenues grew $26 due to greater demand for increased bandwidth services by Internet Service Providers
(ISPs) and other high capacity users. These increases were partially offset by a $26.4 revenue reduction from the sharing provisions and rate changes associated with the Federal Communications Commission's (FCC) 1996 and 1997 price cap filings. In addition, revenues from intrastate sharing arrangements and end-user access charges declined by $11.6 and $6, respectively.

The 1996 increase is due to a 12% increase in minutes of use, which generated additional revenues of $45.9. The 1996 increase also reflects a $22 increase in special access revenues associated with growth in dedicated access lines and $9.7 of favorable meet point billing settlements. Access line growth contributed toward a $5.9 increase in end-user access charge revenues. The increase also reflects a revenue adjustment of $4 associated with the IRD ruling mentioned previously. These increases were partially offset by a $2.4 reserve associated with operating tax settlements and $22.1 of nonrecurring favorable carrier settlement activities recorded in the first quarter of 1995, the most significant of which was a meet point billing settlement with Pacific Bell for the period January 1, 1990 through December 31, 1994. The net effect of changes in interstate access rates associated with the FCC's 1995 and 1996 price cap filings also resulted in a $4.4 revenue reduction.

Toll Services

The Company's toll services are based on fees charged for service beyond a customer's local calling area but within the LATA. Toll service revenues decreased 19% or $91 and 4% or $20.5 in 1997 and 1996, respectively. The 1997 decrease reflects reduced toll revenues of $80.9 resulting from increased intraLATA toll competition, including 10XXX and 1+ presubscription, and the impact of optional discount calling plans, which effectively lowered intrastate long distance rates. The decrease also includes a net reduction of $10.8 associated with the CPUC's IRD ruling in 1996 (as discussed in Note 11 of the Company's consolidated financial statements included in Item 8), partially offset by the positive impact of the $8.6 reserve recorded in 1996 for operating tax settlements.

The 1996 decrease is largely the result of optional discount calling plans, which effectively lowered intrastate long distance rates. Other factors include an $11.5 revenue reduction associated with the Company's 1996 California PCI and an $8.6 reserve for operating tax settlements. These reductions were partially offset by a $14.5 increase resulting from the CPUC's IRD ruling, mentioned above. The decrease is also offset by an increase in toll volumes and a $9.9 increase resulting from unfavorable revenue adjustments recorded in the first quarter of 1995.

Other Services and Sales

Other services and sales revenues increased 17% or $74.2 in 1997 and remained essentially unchanged in 1996. The 1997 increase reflects a $14.3 favorable impact from the FCC's order on payphone interim compensation (as discussed in Note 11 of the Company's consolidated financial statements included in Item 8) and an $18.8 growth in revenues from Emergency 911 equipment and voice messaging services. Other factors contributing to the increase include: $11.5 from higher billing and collection revenues, $5.4 from growth in Tele-Go(R) phone service revenues, and $5.1 from increased sales of products and services to ISPs. In addition, the revenue reduction recorded in 1996 related to a settlement on the State of California's telecommunications network (CALNET) project produced a $9.5 favorable impact on 1997 revenues.

OPERATING COSTS AND EXPENSES


                                                       Years Ended December 31,
                                           ---------------------------------------------
                                               1997             1996             1995
                                           -----------      -----------      -----------
Cost of services and sales                 $   1,056.4      $   1,052.5      $   1,198.6
Selling, general and administrative              511.8            477.7            583.5
Depreciation and amortization                    618.3            668.4            672.5
                                           -----------      -----------      -----------

    Total operating costs and expenses     $   2,186.5      $   2,198.6      $   2,454.6

Total operating costs and expenses decreased 1% or $12.1 and 10% or $256 in 1997 and 1996, respectively.

A change in depreciation rates to reflect higher net salvage values related to certain telephone plant and equipment caused a $59.9 decrease in 1997 depreciation expense, which was partially offset by a $9.9 increase related to 1997 additions to plant. A net decrease in 1997 pension settlement gains resulting from lump-sum payments from the Company's benefit plans, offset by the impact of other pension-related adjustments recorded in 1997, reduced total expenses by $49.2. In addition, billing and collection expense, order processing costs, and operating taxes were lower in 1997 by a combined $21.6. These decreases were partially offset by $30.1 in higher labor and benefits costs, and a $38.3 increase in selling and marketing expenses resulting from efforts aimed at stimulating customer demand for enhanced services and preserving market share in an increasingly competitive environment. Total expense reductions were also partially offset by the negative impact of the reversal, in 1996, of the $28.9 reserve established for the Communications Workers of America (CWA) arbitration, discussed below, and $9.2 in higher data processing costs.

The decrease in operating costs and expenses for 1996 was largely due to a $79.5 reduction in labor and benefit costs associated with productivity gains from process re-engineering and other cost containment programs, and the $28.9 reversal of the CWA arbitration reserve due to a favorable ruling. The decrease also reflects a $27.3 reduction in regulation expense recorded in 1995 and a $16 decrease in expenses reflecting labor charges relating to flood damage incurred in first quarter of 1995. Other expense reductions resulted from a $17 decrease in the provision for uncollectible accounts, a $12.4 decline in data processing costs, and an $8.1 reduction in contract labor charges. The 1996 decrease was also due to $25.6 of pension settlement gains recorded in 1996, partially offset by $13.7 of settlement gains recorded in 1995 which resulted from lump-sum payments from the Company's pension plans.

OTHER EXPENSES


                                                      Years Ended December 31,
                                         -----------------------------------------------
                                           1997                 1996                1995
                                         -------              -------            -------
         Interest - net                  $ 101.9              $  98.6            $ 111.8
         Income taxes                      390.5                329.3              235.5

Interest - net increased 3% or $3.3 in 1997 and decreased 12% or $13.2 in 1996. The 1997 increase is primarily attributable to higher short-term debt levels. The 1996 decrease was attributable to favorable effects of the long-term debt refinancing program completed in June 1996.

Income taxes increased 19% or $61.2 in 1997 and 40% or $93.8 in 1996. The 1997 increase is primarily due to the increase in pre-tax income, partially offset by adjustments to prior years' tax liabilities. The 1996 change was primarily due to corresponding changes in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated line of credit. In December 1997, the Company began participating with GTE and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit. The additional capacity provides greater flexibility to incur additional indebtedness of a shorter-term duration during periods when it may not be desirable to access the capital markets to refinance short-term debt. The Company also has an existing shelf registration statement for an additional $400 of debentures.

The Company's primary source of funds during 1997 was cash from operations of $1,032.1 compared to $1,071.1 in 1996. The decrease is primarily reflective of an increase in working capital requirements, partially offset by improved results from operations.

Net cash used in investing activities was $625.6 and $411.8 during 1997 and 1996, respectively. The Company's capital expenditures during 1997 totaled $629.3 compared to $434.1 in 1996. The 1997 increase in capital expenditures reflects the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company's construction costs for 1998 are expected to be slightly lower than the 1997 level.

In June 1996, proceeds of $15.4 were generated from the sale of selected real estate properties. The Company recognized a pre-tax gain of $1.1 as a result of this sale.

In 1996, the video network originally constructed by the Company was transferred at its cost of $6.9 to Media Ventures Incorporated, a separate subsidiary of GTE.

Cash used in financing activities was $418.8 in 1997 compared to $670.4 in 1996. This included dividend payments of $617 in 1997 compared to $485.2 in 1996. Short-term financings, including the net change in affiliate notes, increased $221.9 in 1997 compared to a decrease of $243.3 in 1996. The Company retired $318.9 of long-term debt and preferred stock in 1997 compared to total retirements of $45.3 in 1996. The amount retired in 1997 included $1.6 in premiums paid on the May 1997 retirement of $206.9 of long-term debt and preferred stock redeemed prior to stated maturity. The Company issued $300 of 6.7% debentures in September 1997 for the repayment of short-term borrowings incurred to finance the Company's construction program and for general corporate purposes. In May 1996, the Company issued $100 of 7% debentures to repay short-term borrowings incurred in connection with the redemption of long-term debt, to finance the Company's construction program and for general corporate purposes. During 1996, the Company entered into forward contracts to hedge against changes in interest rates related to the 1996 refinancing. A $5 gain on the settlement of forward contracts is being amortized over the life of the refinanced debt as an offset to interest expense.

On October 15, 1997, the Company's parent, GTE, proposed a merger with MCI Communications Corporation (MCI) valued at approximately $28 billion. As a result of the proposed merger, the rating agencies placed GTE, the Company and its affiliates on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company is a strong supporter of competition in all telecommunications markets. The Company's position remains constant: the benefits of competition should not be divided between customers or industry segments. There must be fair, reasonable rules at the state and federal levels that enable all service providers to participate equitably in the marketplace and benefit everyone. The Company believes the FCC and a number of state regulatory agencies did not establish these comparable conditions. The Company and its parent, GTE, have consequently exercised their right to challenge regulatory actions they believe unfairly disadvantage their customers and shareholders.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in California, Arizona and Nevada. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in California.

Interim rates for interconnection and unbundled network elements (UNEs) have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. Cost studies have been filed in California and additional studies in other states are expected to be filed throughout 1998.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities in California have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The regulatory commissions in the states of Nevada and Arizona continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $36.9. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $10. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $35.1 paid by long distance carriers were partially offset by $30 of new per line charges and the charges paid by end-users.

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

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $14.3 of payphone revenues associated with phase one and phase two estimates. It is likely that the phase one compensation directive will be revisited in a subsequent order.

During 1997, other regulatory and legislative developments occurred at the state level to further open the telecommunications marketplace to competition. For example, the California Public Utilities Commission (CPUC) continued its efforts to promote competition by addressing unbundling of network elements and updating its March 1996 resale decision to expand the scope of retail services to be discounted and offered for resale. The CPUC also opened an investigation to examine the level of access to the Operational Support System (OSS) of incumbent local-exchange carriers as well as the quality and speed of access to the OSS.

During 1997, the CPUC introduced two new universal service programs. In order to meet California's universal service goal in a competitive arena, the California High Cost Fund-B revised the mechanism for maintaining affordable basic local service rates in high cost areas. The California Teleconnect program offers discounts to eligible schools, libraries, government-owned hospitals and health care organizations and tax exempt community-based organizations to encourage the use of advanced telecommunications services. Subsequent to the FCC order on universal service, the CPUC adopted the FCC discount matrix for schools and libraries and modified its California Teleconnect program to be compatible.

California operates under a state price cap mechanism. On December 20, 1996, the CPUC approved GTE's 1997 price cap filing. The decision authorized GTE to collect $27.5 in rates via a surcharge commencing January 1, 1997. The 1998 price cap filing did not result in any changes to revenues; however, rate adjustments, effective in 1998, were included as a result of rate and surcharge integration with the former Contel of California serving territories.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

YEAR 2000 CONVERSION

The Year 2000 issue has an industry-wide impact. The Company has had an active Year 2000 Program in place. The Company's Year 2000 methodology and processes were certified in 1997 by the Information Technology Association of America. This program is necessary because the Year 2000 issue could impact systems, networks and business processes at the Company. This program includes: inventory; assessment and analysis of systems, networks and business processes; remediation of any impacted software; and validation testing. The current estimate for the cost of remediation for the Company is approximately $52. Year 2000 remediation costs are expensed in the year incurred. Through 1997, expenditures totaled $7.4. The Company currently has employees and contractors mobilized to address the Year 2000 issue. Continued success is dependent on the timely delivery of Year 2000 compliant products and services from the Company's suppliers. The Company currently believes that its essential processes, systems and business functions will be ready for the millennium transition.

LOCAL NUMBER PORTABILITY REQUIREMENTS

The Telecommunications Act mandated competition in the local telephone marketplace. Local Number Portability (LNP) is one vehicle chosen by the FCC to facilitate local competition. Local Service Provider Portability is the first phase of LNP, which will allow residential and business customers to change local service providers without changing their telephone numbers. The FCC has mandated that Local Service Provider Portability be implemented in the top 100 Metropolitan Service Areas (MSAs) by the end of 1998. The second and third phases of LNP will allow customers to retain their telephone numbers when they move from one location to another or change services (e.g., landline to cellular).

Through December 31, 1997, the Company had recorded approximately $34.2 to implement Local Service Provider Portability within eleven of the top 100 MSAs.

As a result of the major investment required to implement LNP, the FCC has stated that local service providers should be allowed to recover a portion of their costs. The Company is seeking regulatory recovery of LNP implementation costs.

OTHER MATTERS

The California Public Utilities Commission (CPUC) is conducting an investigation of allegations that personnel of the Company destroyed or altered documents during a 1992-1993 CPUC probe of sales improprieties at the Company's Foreign Language Assistance Center. During 1997, the Company asked former California Supreme Court Chief Justice Malcolm M. Lucas to investigate the allegations. In October 1997, Chief Justice Lucas submitted his report to the Company and the CPUC. In response to the Lucas report, the Company has disciplined four employees. In February 1998, the CPUC ordered a formal investigation into the marketing practices of the Foreign Language Assistance Center as well as allegations that the Company provided misleading information. The Company refunded approximately $2 to customers of the Foreign Language Assistance Center and paid $3.2 to the state for consumer education. The formal investigation by the CPUC may result in additional financial penalties against the Company. Management believes that the Company has adequately provided for this settlement in its financial statements.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE California Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME (Note 3)

Years Ended December 31                                  1997               1996                1995
-----------------------                              -----------        -----------         -----------
                                                                  (Thousands of Dollars)
REVENUES AND SALES (a)
   Local services                                    $ 1,477,067        $ 1,333,203         $ 1,375,700
   Network access services                               924,569            870,496             812,570
   Toll services                                         399,135            490,128             510,650
   Other services and sales                              521,665            447,339             445,896
                                                     -----------        -----------         -----------
     Total revenues and sales                          3,322,436          3,141,166           3,144,816
                                                     -----------        -----------         -----------

OPERATING COSTS AND EXPENSES (b)
   Cost of services and sales                          1,056,431          1,052,423           1,198,628
   Selling, general and administrative                   511,808            477,715             583,476
   Depreciation and amortization                         618,305            668,414             672,494
                                                     -----------        -----------         -----------

     Total operating costs and expenses                2,186,544          2,198,552           2,454,598
                                                     -----------        -----------         -----------

OPERATING INCOME                                       1,135,892            942,614             690,218

OTHER (INCOME) EXPENSE
   Interest - net (c)                                    101,910             98,567             111,823
   Gain on disposition of assets                            --               (1,117)               --
   Other - net                                               670               --                  --
                                                     -----------        -----------         -----------

INCOME BEFORE INCOME TAXES                             1,033,312            845,164             578,395
   Income taxes                                          390,548            329,326             235,534
                                                     -----------        -----------         -----------

INCOME BEFORE EXTRAORDINARY CHARGES                      642,764            515,838             342,861
   Extraordinary charges                                    --                 --              (711,048)
                                                     -----------        -----------         -----------

NET INCOME (LOSS)                                    $   642,764        $   515,838         $  (368,187)
                                                     ===========        ===========         ===========


(a) Includes billings to affiliates of $128,496, $130,621, and $122,591 for the years 1997 - 1995, respectively.
(b) Includes billings from affiliates of $184,416, $194,022, and $228,512 for the years 1997 - 1995, respectively.
(c) Includes interest paid to affiliates of $15,306.








See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONSOLIDATED BALANCE SHEETS (Note 3)

December 31                                                            1997              1996
-----------                                                         ----------        ----------
                                                                       (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                         $    9,871        $   22,158
  Receivables, less allowances of  $65,169 and $72,010                 684,846           587,577
  Note receivable from affiliate                                        14,192            13,241
  Inventories and supplies                                              51,050            25,658
  Deferred income tax benefits                                           1,684            58,364
  Other                                                                 33,715            14,387
                                                                    ----------        ----------
    Total current assets                                               795,358           721,385
                                                                    ----------        ----------
Property, plant and equipment, net                                   3,799,321         3,754,635
Employee benefit plans                                                 706,556           567,065
Other assets                                                            19,095            40,300
                                                                    ----------        ----------
Total assets                                                        $5,320,330        $5,083,385
                                                                    ==========        ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities              $  246,052        $  196,284
  Accounts payable                                                     181,005           125,923
  Affiliate payables and accruals                                      175,317           159,278
  Advanced billings and customer deposits                               65,548            61,797
  Taxes payable                                                         26,760            54,418
  Accrued interest                                                      30,163            25,272
  Accrued payroll costs                                                 89,221            97,680
  Dividends payable                                                    158,246           112,466
  Other                                                                192,574           134,514
                                                                    ----------        ----------
    Total current liabilities                                        1,164,886           967,632
                                                                    ----------        ----------
  Long-term debt                                                     1,466,679         1,280,151
  Deferred income taxes                                                394,883           342,349
  Employee benefit plans                                               225,425           229,914
  Other liabilities                                                    272,648           414,711
                                                                    ----------        ----------
    Total  liabilities                                               3,524,521         3,234,757
                                                                    ----------        ----------

Shareholders' equity:
  Preferred stock                                                       49,984            81,866
  Common stock (70,000,000 shares issued)                            1,400,000         1,400,000
  Additional paid-in capital                                            82,239            82,239
  Retained earnings                                                    263,586           284,523
                                                                    ----------        ----------

    Total shareholders' equity                                       1,795,809         1,848,628
                                                                    ----------        ----------

Total liabilities and shareholders' equity                          $5,320,330        $5,083,385
                                                                    ==========        ==========



See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 3)

Years Ended December 31                                                1997                1996                 1995
-----------------------                                             -----------         -----------         -----------
                                                                                    (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charges                               $   642,764         $   515,838         $   342,861
  Adjustments to reconcile income before extraordinary
    charges to net cash from
    operations:
    Depreciation and amortization                                       618,305             668,414             672,494
    Deferred income taxes                                               133,060              53,455              34,309
    Provision for uncollectible accounts                                 71,263              69,439              84,365
    Change in current assets and current liabilities:
      Receivables - net                                                (142,710)             27,971             (92,149)
      Other current assets                                              (27,025)              5,441              14,396
      Accrued taxes and interest                                        (40,462)            (35,286)             (9,626)
      Other current liabilities                                          56,702             (97,724)           (107,125)
    Other - net                                                        (279,817)           (136,490)            (66,411)
                                                                    -----------         -----------         -----------
    Net cash from operations                                          1,032,080           1,071,058             873,114
                                                                    -----------         -----------         -----------

INVESTING
  Capital expenditures                                                 (629,348)           (434,053)           (438,201)
  Proceeds from sale of assets                                            3,794              15,414                --
  Proceeds from transfer of assets                                         --                 6,851                --
  Other - net                                                              --                  --                 5,469
                                                                    -----------         -----------         -----------
    Net cash used in investing                                         (625,554)           (411,788)           (432,732)
                                                                    -----------         -----------         -----------

FINANCING
    Long-term debt issued                                               295,098              98,405                --
    Long-term debt and preferred stock retired, including
       premiums paid on early retirement                               (318,865)            (45,283)           (150,347)
    Dividends                                                          (616,980)           (485,226)           (390,556)
    Increase (decrease) in short-term obligations,
           excluding current maturities                                 221,934            (243,273)             88,424
    Other - net                                                            --                 5,000                --
                                                                    -----------         -----------         -----------
    Net cash used in financing                                         (418,813)           (670,377)           (452,479)
                                                                    -----------         -----------         -----------


Decrease in cash and cash equivalents                                   (12,287)            (11,107)            (12,097)

Cash and cash equivalents:
  Beginning of year                                                      22,158              33,265              45,362
                                                                    -----------         -----------         -----------
  End of year                                                       $     9,871         $    22,158         $    33,265
                                                                    ===========         ===========         ===========


Cash paid during the year for:
  Interest                                                          $   101,031         $   106,167         $   121,005
                                                                    -----------         -----------         -----------
  Income taxes                                                      $   331,955         $   310,763         $   203,980
                                                                    -----------         -----------         -----------



See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Note 3)


                                                                                   Additional
                                                  Preferred          Common          Paid-In          Retained
                                                    Stock             Stock           Capital         Earnings           Total
                                                  -----------      -----------      -----------     -----------      -----------
                                                                            (Thousands of Dollars)
Shareholders' equity, December 31, 1994           $    81,866      $ 1,400,000      $    82,239     $   976,457      $ 2,540,562
Net loss                                                                                               (368,187)        (368,187)
Dividends declared                                                                                     (330,647)        (330,647)
                                                  -----------      -----------      -----------     -----------      -----------

Shareholders' equity, December 31, 1995                81,866        1,400,000           82,239         277,623        1,841,728
Net income                                                                                              515,838          515,838
Dividends declared                                                                                     (508,938)        (508,938)
                                                  -----------      -----------      -----------     -----------      -----------

Shareholders' equity, December 31, 1996                81,866        1,400,000           82,239         284,523        1,848,628
Net income                                                                                              642,764          642,764
Dividends declared                                                                                     (662,760)        (662,760)
Redemption of preferred stock                         (31,882)                                             (941)         (32,823)
                                                  -----------      -----------      -----------     -----------      -----------

Shareholders' equity, December 31, 1997           $    49,984      $ 1,400,000      $    82,239     $   263,586      $ 1,795,809
                                                  ===========      ===========      ===========     ===========      ===========




















See Notes to Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE California Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1997, the Company served 5,059,427 access lines in the states of California, Nevada and Arizona. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Contel Advanced Systems, Inc. All significant intercompany transactions have been eliminated.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $176.9 million, $119.5 million, and $104.6 million for the years 1997-1995, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development, and pension management services from other affiliated companies. These charges amounted to $184.4 million, $194 million, and $228.5 million for the years 1997-1995, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among GTE's domestic telephone operating subsidiaries. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies.

GTE Funding Incorporated (an affiliate of the Company) provides short-term financing and investment vehicles and cash management services for the Company. The Company is contractually obligated to repay all amounts borrowed on its behalf by GTE Funding Incorporated. Interest expense on these borrowings amounted to approximately $15.3 million in 1997.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $128.5 million, $130.6 million, and $122.6 million for the years 1997-1995, respectively.

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation on a straight-line basis over the estimated economic lives of its assets. Prior to 1996, the Company provided for depreciation on a straight-line basis over asset lives approved by regulators (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited, or 40 years, which ever is less.

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

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard will have no impact on the Company's results of operations, financial position or cash flows.


2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 11) and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $710.8 million (net of tax benefits of $493.9 million) in the fourth quarter of 1995. The charge primarily represented a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:

                                                 Average Depreciable Lives
                                                 -------------------------

  Asset Category                                  Before           After
-------------------                               ------           -----

Copper                                            20-30              15
Switching                                         17-19              10
Circuit                                           11-13               8
Fiber                                             25-30              20




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

Listed below are details of the results of operations of the previously separate enterprises that are included in the current combined net income (loss):

                                                GTE             Contel             GTE
                                             California        California       California
                                            (Pre-Merger)      (Pre-Merger)    (Post-Merger)
                                            -----------------------------------------------
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

4.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption and exclusive of amounts held in treasury, is as follows:

                                                           December 31
                                            --------------------------------------------
                                              1997                               1996
                                            ---------                          ---------
                                             Shares                             Shares
                                            ---------                          ---------
  Authorized:
 $    20 par value                          2,499,174                          2,499,174
 $  100 par value                                  --                            500,000
                                            ---------                          ---------

                                            2,499,174                          2,999,174
                                            =========                          =========


                                                                 December 31
                                             -------------------------------------------------------
                                                       1997                           1996
                                             -------------------------     -------------------------
                                              Shares          Amount        Shares          Amount
                                             ----------     ----------     ----------     ----------
  Outstanding:                                             (Thousands                     (Thousands
                                                            of Dollars)                   of Dollars)
 $  20 par value
   4 1/2% Series (issued in 1945)               280,312     $    5,606        280,312     $    5,606

   4 1/2% Series (issued in 1956)               718,862         14,378        718,862         14,378
   5    % Series (issued in 1957)             1,500,000         30,000      1,500,000         30,000

$ 100 par value
   7.48 % Series (issued in 1973)                  --             --          318,821         31,882
                                             ----------     ----------     ----------     ----------

            Total                             2,499,174     $   49,984      2,817,995     $   81,866
                                             ==========     ==========     ==========     ==========


At the Company's option, these series of preferred stock are redeemable at premiums, in whole or in part, on thirty days notice.

In May 1997, the Company redeemed all outstanding shares of 7.48% Series preferred stock with cash from operations. The Company incurred $0.9 million in premiums associated with this redemption.

The 4 1/2% Series (1945 issue) is entitled to one vote per share, with the right to vote cumulatively in the election of directors. Otherwise, the preferred shareholders have no voting rights.

No shares of preferred stock were reserved for officers and employees, or for options, warrants, conversions or other rights. The Company is not in arrears in its dividend payments at December 31, 1997.

5.  COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $20 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1997, $49.3 million of retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Articles of Incorporation.

6.  DEBT

Long-term debt as of December 31, was as follows:

                                                                                       1997                  1996
                                                                                     ---------            ---------
                                                                                          (Thousands of Dollars)

First mortgage bonds:

    7 5/8 % Series J,     due 1997                                                  $       --           $   10,000
    6 3/4 % Series T,     due 1997                                                          --               55,000
    7 1/8 % Series U,     due 1998                                                          --               60,000
    9.45  % Series V,     due 1997                                                          --               10,000
    9.41  % Series W,     maturing through 2014                                         40,000               40,000
    7 5/8 % Series X,     due 2001                                                          --               50,000
    9.44  % Series X,     due 2015                                                      30,000               30,000
    6 1/4 % Series TT,    due 1998                                                     150,000              150,000
                                                                                    ----------           ----------
                                                                                       220,000              405,000
                                                                                    ----------           ----------

Debentures:
    5 5/8 % Series A,     due 2001                                                     300,000              300,000
    6 3/4 % Series B,     due 2004                                                     250,000              250,000
    8.07  % Series C,     due 2024                                                     250,000              250,000
    7     % Series D,     due 2008                                                     100,000              100,000
    6.70  % Series E,     due 2009                                                     300,000                   --
                                                                                    ----------           ----------

                                                                                     1,200,000              900,000
                                                                                    ----------           ----------
Other:
  7.38% GTE Finance Corporation promissory note, due 1997                                   --               50,000
  6.60% GTE Finance Corporation promissory note, due 2000                                   --               50,000
  Notes payable expected to be refinanced on a long-term basis                         200,000                   --
  Capitalized leases                                                                       489                  856
                                                                                    ----------           ----------
  Total principal amount                                                             1,620,489            1,405,856
Less: discount and premium - net                                                       (3,591)                (422)
                                                                                    ----------           ----------

  Total                                                                              1,616,898            1,405,434

Less: current maturities                                                             (150,219)            (125,283)
                                                                                    ----------           ----------

  Total long-term debt                                                              $1,466,679           $1,280,151
                                                                                    ==========           ==========

In May and December 1997, the Company retired, prior to stated maturity, $225 million of long-term debt. The Company incurred $0.7 million in premiums associated with these retirements. In June and September 1997, the Company retired at maturity $60 million of long-term debt.

In September 1997, the Company issued $300 million of 6.7% Series E Debentures, due 2009. The net proceeds were applied toward the repayment of short-term borrowings incurred to finance the Company's construction program and for general corporate purposes.

Long-term debt as of December 31, 1997 includes $200 million of affiliate notes payable which the Company expects to refinance during the first half of 1998.

In May 1996, the Company issued $100 million of 7% Series D Debentures, due 2008. The net proceeds were applied toward the repayment of short-term borrowings incurred in connection with the redemption of long-term debt in December 1995 prior to stated maturity (see Note 2). Net proceeds were also used to finance the Company's construction program and for general corporate purposes.

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

Estimated payments of long-term debt during the next five years are: $150.2 million in 1998; $0.1 million in 1999; $2.5 million in 2000; $302.5 million in 2001; and $2.5 million in 2002.

Total short-term obligations as of December 31, were as follows:

                                                               1997         1996
                                                             --------     --------
                                                             (Thousands of Dollars)
Commercial paper - average rate 5.5%                         $   --       $ 71,001
Notes payable to affiliate - average rate 6.2%                 95,833         --
Current maturities of long-term debt                          150,219      125,283
                                                             --------     --------

  Total                                                      $246,052     $196,284
                                                             ========     ========


The Company participates with other affiliates in a $1.5 billion, 364-day syndicated line of credit. In December 1997, the Company began participating with its parent, GTE, and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit. The Company also has an existing shelf registration statement for an additional $400 million of debentures.

7.   FINANCIAL INSTRUMENTS

At December 31, 1997, the Company had entered into forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds to hedge against changes in market interest rates on $310 million of planned long-term debt issuances expected to be completed within the next twelve months. Gains and losses recognized upon the expiration or settlement of forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds are amortized over the life of the associated long-term debt issuance as an offset or addition to interest expense.

The risk associated with these off-balance-sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1997 and 1996, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $24 million and $11 million, respectively.

8.   INCOME TAXES

The income tax provision is as follows:


                                                                             1997            1996           1995
                                                                           ---------      ---------      ---------
                                                                                      (Thousands of Dollars)
Current:
  Federal                                                                  $ 202,633      $ 231,579      $ 149,317
  State                                                                       54,855         44,292         51,908
                                                                           ---------      ---------      ---------
                                                                             257,488        275,871        201,225
Deferred:
  Federal                                                                    118,525         51,549         37,893
  State                                                                       26,501         17,080         14,901
                                                                           ---------      ---------      ---------
                                                                             145,026         68,629         52,794

Amortization of deferred investment tax credits - net                        (11,966)       (15,174)       (18,485)
                                                                           ---------      ---------      ---------
    Total                                                                  $ 390,548      $ 329,326      $ 235,534
                                                                           =========      =========      =========


A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:


                                                                                  1997           1996            1995
                                                                                ---------      ---------      ---------
                                                                                          (Thousands of Dollars)

Amounts computed at statutory rates                                             $ 360,212      $ 294,133      $ 200,764
  State and local income taxes, net of federal income tax benefits                 52,881         39,892         43,426
  Amortization of deferred investment tax credits, net of federal
  income tax benefits                                                              (7,778)        (9,864)       (18,485)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                                       --             --           17,864
  Rate differentials applied to reversing temporary differences                      --             --           (7,589)
  Other differences - net                                                         (14,767)         5,165           (446)
                                                                                ---------      ---------      ---------
    Total provision                                                             $ 390,548      $ 329,326      $ 235,534
                                                                                =========      =========      =========


The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:


                                                     1997           1996
                                                  ---------      ---------
                                                   (Thousands of Dollars)

Depreciation and amortization                     $ 264,742      $ 255,088
Employee benefit obligations                       (106,292)      (111,575)
Prepaid pension cost                                197,050        121,727
Investment tax credits                               14,539         22,317
Other - net                                          23,160        (27,418)
                                                  ---------      ---------
    Total                                         $ 393,199      $ 260,139
                                                  =========      =========

9.    EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1997-1995 were as follows:



                                                                   1997           1996            1995
                                                                 ---------      ---------      ---------
                                                                        (Thousands of Dollars)

Benefits earned during the year                                  $  35,186      $  36,801      $  32,481
Interest cost on projected benefit obligations                     106,813        105,886        108,517
Return on plan assets:
  Actual                                                          (554,426)      (421,922)      (502,472)
  Deferred                                                         321,923        201,375        300,107
Other - net                                                        (35,920)       (37,120)       (45,487)
                                                                 ---------      ---------      ---------

 Net pension credit                                              $(126,424)     $(114,980)     $(106,854)
                                                                 =========      =========      =========

The expected long-term rate of return on plan assets was 9.0% for 1997 and 1996 and 8.5% for 1995.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                                    1997             1996
                                                                 -----------      -----------
                                                                    (Thousands of Dollars)

Vested benefit obligations                                       $ 1,121,749      $ 1,054,805
                                                                 ===========      ===========
Accumulated benefit obligations                                  $ 1,246,331      $ 1,155,684
                                                                 ===========      ===========
Plan assets at fair value                                        $ 3,356,663      $ 2,964,345
Less: projected benefit obligations                                1,513,539        1,431,393
                                                                 -----------      -----------
Excess of assets over projected benefit obligations                1,843,124        1,532,952
Unrecognized net transition asset                                   (105,210)        (126,793)
Unrecognized net gain                                             (1,031,358)        (839,094)
                                                                 -----------      -----------
  Net prepaid pension cost                                       $   706,556      $   567,065
                                                                 ===========      ===========

Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                                     1997      1996
                                                     ----      ----
Discount rate                                        7.25%     7.50%
Rate of compensation increase                        5.00%     5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time. Plan assets consist primarily of corporate equities, government securities and corporate debt securities.

The postretirement benefit cost for 1997-1995 included the following components:

                                                                             1997          1996          1995
                                                                           --------      --------      --------
                                                                                   (Thousands of Dollars)

Benefits earned during the year                                            $  6,386      $  7,545      $  7,282
Interest on accumulated postretirement benefit obligations                   45,143        49,305        56,202
Actual return on plan assets                                                (23,043)       (5,499)      (19,476)
Amortization of transition obligation                                        26,356        28,202        29,044
Other - net                                                                  (2,470)      (11,367)        9,348
                                                                           --------      --------      --------

  Postretirement benefit cost                                              $ 52,372      $ 68,186      $ 82,400
                                                                           ========      ========      ========

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:


                                                                             1997           1996
                                                                           ---------      ---------
                                                                            (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                 $ 499,646      $ 508,792
  Fully eligible active plan participants                                     22,349         24,212
  Other active plan participants                                             147,550        158,382
                                                                           ---------      ---------
Total accumulated postretirement benefit obligations                         669,545        691,386
Less: fair value of plan assets                                              257,576        205,750
                                                                           ---------      ---------
Excess of accumulated obligations over plan assets                           411,969        485,636
Unrecognized transition obligation                                          (395,342)      (443,945)
Unrecognized net gain                                                        194,038        172,766
                                                                           ---------      ---------

  Accrued postretirement benefit obligations                               $ 210,665      $ 214,457
                                                                           =========      =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.25% at December 31, 1997 and 7.5% at December 31, 1996. The assumed health care cost trend rate was 8.25% in 1997 and 8.75% in 1996 and is assumed to decrease gradually to an ultimate rate of 6% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1997 costs by approximately $5.2 million and the accumulated postretirement benefit obligations as of December 31, 1997 by approximately $64.2 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $11.2 million, $10.8 million and $10.5 million in 1997-1995, respectively.

10.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                                     1997             1996
                                                                 ------------      ------------
                                                                    (Thousands of Dollars)

Land                                                             $     60,850      $     60,729
Buildings                                                             718,579           677,040
Plant and equipment                                                 8,396,209         8,043,861
Other                                                                 902,234           925,317
                                                                 ------------      ------------

  Total                                                            10,077,872         9,706,947
   Accumulated depreciation                                        (6,278,551)       (5,952,312)
                                                                 ------------      ------------

  Total property, plant and equipment - net                      $  3,799,321      $  3,754,635
                                                                 ============      ============


Depreciation expense in 1997-1995 was equivalent to a composite average percentage of 6.3%, 7.0%, and 7.2%, respectively. During 1997, depreciation was partially offset by a reduction in depreciation rates to reflect higher net salvage values related to certain telephone plant and equipment.


11.  REGULATORY AND COMPETITIVE MATTERS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

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

New Regulatory Framework (NRF)

Effective January 1, 1990, the California Public Utilities Commission (CPUC) adopted the NRF for the Company. The new framework replaced the traditional "rate case" process with a framework that centers around a Price Cap Index (PCI) mechanism with "sharing" of intrastate earnings (those earnings subject to CPUC regulation) above a benchmark rate of return. This plan was designed to stimulate productivity and efficiencies with a portion of these gains flowing directly to the customer. In a decision issued December 1, 1993, the CPUC eliminated the sharing of earnings above the benchmark rate of return. The Company remains, however, under an overall rate of return earnings cap of 15.5%.

Under the NRF, rates are adjusted annually by the PCI which is based on inflation minus a productivity improvement factor. Rates for partially competitive services, such as Centrex and custom calling features, may be priced below the price cap within a range set by the CPUC. Rates are also adjusted for exogenous events that are beyond the control of management as defined in this plan. Fully competitive services, such as directory advertising, are not subject to pricing limits set by the CPUC.

On December 21, 1994, the CPUC approved the Company's 1995 PCI filing which resulted in a rate reduction of $12 million. On December 20, 1995, the CPUC approved the 1996 PCI filing in which the terms of the Company's price cap-based incentive regulation plan was modified in recognition of growing competition. In 1996, the Company was ordered to continue using a price cap formula to adjust prices for 1996. The price cap formula included a productivity factor of 4.6% as an offset to inflation which resulted in a $41.7 million rate reduction for 1996. On December 20, 1996, the CPUC approved the Company's 1997 price cap filing. Rates for 1997 and 1998 remained unchanged due to the order's adoption of a productivity factor equal to the inflation factor. Although there was no revenue impact from the productivity factor, other components of the price cap mechanism generated a revenue increase of $27.5 million effective in 1997. The 1998 price cap filing did not impact revenues but included rate adjustments resulting from rate and surcharge integration with tariffs relating to the former Contel of California service territories.

On October 12, 1994, the CPUC issued a decision which authorized further proceedings to be held with regard to a previous CPUC decision that adopted accrual accounting for Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106), which permitted the Company to recover its FAS 106 costs as an exogenous factor in annual price cap filings. This decision reaffirmed the CPUC's decision to adopt FAS 106 for rate making purposes. However, the issue of exogenous recovery was to be further reviewed and any revenues collected in rates subsequent to October 12, 1994 were subject to refund pending further investigation. On April 9, 1997, the CPUC issued a decision concluding that the exogenous recovery for FAS 106 accounting changes previously granted is consistent with its NRF and should be upheld. On December 16, 1997, the CPUC resolved to determine in 1998 a non-controversial means to quantify the annual amount of postretirement benefits other than pension costs (PBOP) that will be permitted to be recovered. In December 1997, the Company filed a motion with the CPUC to delay the 1998 review of PBOP costs, citing that such a review would have no impact on either the Company or ratepayers.

Implementation Rate Design (IRD)

In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without pre-subscription) in California, effective January 1, 1995, associated with the IRD. The final order also provided for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local-exchange rates closer to the actual cost of providing such service. Specifically, the CPUC reduced rates for the Company's toll services by an average of 42% and its switched access rates by more than 50%, while offsetting the revenue impacts by increasing other rates closer to cost. Monthly service rates for flat-rate residential customers increased from $11.21 to $17.25 and measured business customers' rates increased from $10.46 to $19.22. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volume did not fully compensate for the toll and access rate reductions. This decision did not permit rate increases to compensate for competitive losses of market share. Revenues decreased by approximately $232.3 million in 1995 as a result of the implementation of this order. The Company's request for reconsideration of this aspect of the order was denied on February 7, 1996. On April 17, 1996, the Company filed a petition to modify the February 7 decision to allow recovery of the revenue shortfall associated with the elasticity factor error surcharge applicable to all of its intrastate surchargeable services. On June 6, 1996, the CPUC approved the Company's request to correct mathematical errors, which resulted in a favorable ruling of $53 million. The full amount was recorded in 1996 as follows: local services, $35 million; toll services, $14 million; network access services, $4 million.

On September 1, 1995, the Company and Pacific Bell filed a joint petition requesting that the CPUC revise erroneous elasticity estimates used in the original IRD order with available actual data. The Company asked for recovery of $107 million through increases in specific rates and through the surcharge mechanism. The amount of requested recovery was subsequently reduced to $80 million as a result of the favorable June 6, 1996 decision. On February 19, 1997, the CPUC voted 4-1 to reject the joint petition.

Universal Service (US)

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

Incumbent LECs are initially designated as carriers of last resort (COLR) and are eligible to receive subsidies from the fund for providing service in high cost areas. The authorized subsidy per line is the difference between the higher of a statewide average cost benchmark of $20.30 or the COLR's average revenue (basic service rate plus the end-user line charge plus the common carrier line charge) and the LEC's cost proxy model estimate, which is different for each geographic study area (GSA). COLRs who receive high cost support must implement an offsetting surcredit applied to all competitive services excluding basic residential service.

The decision also established a "Teleconnect Fund" to support discounting of high speed services to schools, libraries, government owned hospitals and health care organizations, and tax exempt community-based organizations.

On December 4, 1996, the Company filed an application for rehearing of the October 25 decision. In the application, the Company stated that the decision was unreasonable and discriminatory because: (1) the fund size is seriously understated; (2) the decision does not provide the Company adequate support in high cost areas; (3) the Company's customers are penalized by subsidizing Pacific Bell's below cost rates; and (4) the decision fails to properly calculate revenues-per-line that the Company will receive in high cost areas.

During 1997, the CPUC introduced two new universal service programs. In order to meet California's universal service goal in a competitive arena, the California High Cost Fund-B revised the mechanism for maintaining affordable basic local service rates in high cost areas. The California Teleconnect program offers discounts to eligible schools, libraries, government-owned hospitals and health care organizations and tax exempt community-based organizations to encourage the use of advanced telecommunications services. Subsequent to the FCC order on universal service, the CPUC adopted the FCC discount matrix for schools and libraries and modified its California Teleconnect program to be compatible. On December 16, 1997, the CPUC also granted the Company status as an eligible telecommunications provider which allows the Company to participate in the FCC high cost and lifeline support programs.

Competition

The CPUC issued interim rules for local competition on July 24, 1995, which permitted facilities-based local competition on January 1, 1996, with resale authority granted two months later. On September 1, 1995, the Company filed with the CPUC for a certificate of public convenience and necessity (CPCN) which would enable the Company to compete within Pacific Bell franchised service areas to provide customers with facilities-based and resale-based local-exchange services, high-speed digital private line services, and intraLATA toll services. Pacific Bell and over 120 other carriers have made similar filings seeking CPCNs to compete in both the Company's and Pacific Bell's service territories. On December 20, 1995, the CPUC approved the Company's request to provide intraLATA toll, high-speed digital private line services, and facilities-based local services outside of its current franchise areas in competition with other LECs. On February 23, 1996, the CPUC approved the Company's request to provide resale-based local services outside of its current franchise areas. In addition, the CPUC adopted additional local competition rules addressing interconnection terms and conditions, joint provisioning of access services, information-mass announcement services and additional intercompany arrangements.

Evidentiary hearings were held in the first quarter of 1996 to address whether the CPUC's local competition rules had changed the CPUC's regulatory structure so drastically that they violated their obligation to ensure the Company an opportunity to earn a fair return on investment and a fair opportunity to recover invested capital. On April 17, 1996, the Company filed a petition to reopen LEC franchise impact hearings for the limited purpose of submitting additional evidence quantifying the financial impact the Company will suffer under the resale and pricing flexibility rules recently adopted by the CPUC. On September 20, 1996, the CPUC issued a decision which concluded that the CPUC could not determine if its recently adopted local competition rules impaired the Company's ability to earn a fair return on investment and recover invested capital. In response to this decision, the Company was allowed to file, no earlier than January 1, 1997, an application to provide additional evidence supporting its impairment and also recommend alternative recovery methods. The Company provided evidence supporting the fact that the CPUC's new regulatory program, combined with the NRF, established depreciation methods that adversely affected the Company's opportunity to earn a fair return on its assets in a competitive environment. On October 17, 1997, the Company and the Office of Ratepayer Advocates reached an agreement on the appropriate depreciation lives to be used for ratemaking purposes.

Effective March 31, 1996, the CPUC approved rules permitting local resale competition. The CPUC required the Company to provide wholesale discounts of 7% on basic residential service and 12% on toll and business services to future resale competitors. On April 12, 1996, the Company filed an Application for Rehearing of the resale decision, which the CPUC denied on April 23, 1997. However, the CPUC granted competitive LECs a rehearing concerning the interim discount rate for residential service. The CPUC determined that the record supports the use of avoided cost wholesale discounts of 12% rather than 7% for the Company for residential services. The CPUC determined that no further proceedings are necessary, as the existing evidentiary record, the application for rehearings, and any responses to it provide an adequate basis for its order on rehearing.

On May 1, 1996, the Company provided the CPUC with service category specific cost studies for resale services in the CPUC's unbundling proceedings. On January 24, 1997, an Administrative Law Judge (ALJ) ruling was issued setting forth a schedule for submission of permanent resale rate proposals and avoided costs models. The Company submitted its resale pricing proposal and avoided cost model on April 14, 1997. A final decision adopting permanent wholesale rates for resold services is expected in the first half of 1998.

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

Open Access and Network Architecture Development (OANAD) Proceeding

On June 18, 1997, a ruling was issued suspending the schedule for supplementary pricing testimony associated with unbundled network elements (UNEs). Specific issues to be addressed included: 1) what constituted a reasonable markup over costs for the UNEs; 2) special pricing issues for the additional FCC UNEs; and
3) how to deal with arbitrage between rates for rebundled network elements and wholesale services. A new schedule will be set when the CPUC determines when the interim costing order for Pacific Bell will be issued.

On September 15, 1997, the Company submitted cost studies for UNEs and retail services. A final order on the Company's UNE costs is anticipated in June 1998 and a final order on UNE prices is anticipated in late 1998.

In a separate phase of the OANAD proceeding, the CPUC will allow for comments on parties' Operational Support Systems (OSS) cost studies which were submitted in September 1997. The Company expects to file a pricing proposal for OSS in March 1998 along with testimony regarding what constitutes a "reasonable markup" for UNEs, arbitrage, and price floor determinations. A final order on these matters is expected in late 1998.

In October 1997, in another phase of the OANAD, the Company submitted testimony regarding the proper avoided cost model and the resulting permanent resale discount. Hearings were held November 12 through December 9, 1997. Eight parties submitted testimony and four avoided cost models will be subject to review. The CPUC's goal is to select one model to determine the proper resale discount. A final order is anticipated during the third quarter of 1998.

Merger

In March 1991, the merger of the Company's parent, GTE, and Contel Corporation (Contel) was consummated. In a decision issued on March 13, 1991, the CPUC approved a stipulation agreement which tentatively approved the merger of GTE and Contel. The decision also established a second phase of the proceeding in which GTE was directed to show that the merger met certain California statutory requirements. GTE was also ordered to submit a plan for the merger of Contel of California, Inc. (Contel California) into the Company. On September 10, 1992, the Company and Contel California joined with GTE and Contel in filing a comprehensive plan with the CPUC to merge Contel California into the Company (the Merger).

On December 23, 1993, an ALJ issued a proposed Phase II order approving the Merger. The proposed order added a third phase to the Merger proceeding in which the issues of a start-up revenue requirement for Contel California's pre-merger operations and rate integration of the respective company tariffs would be considered.

On April 20, 1994, the CPUC issued a decision to approve the Merger. The decision required the merging companies to flow through to their ratepayers all of the estimated savings that would be produced from the Merger. This flow through requirement was based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. The Company and other interested parties filed reports and comments pursuant to this proceeding. On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the CPUC to allocate utility merger benefits between ratepayers and shareholders, with not less than 50% going to ratepayers.

The CPUC granted final approval to Phase II of the Merger proceedings on April 10, 1996 and directed the initiation of Phase III to address Contel California's pre-merger start-up revenue requirement and consider how to integrate the rates of the merged entities. As part of the order, the CPUC ordered $69.7 million of merger savings to be returned to the ratepayers of both companies, which represented half of the total savings expected to be realized by the Merger over a five-year period. The Company received approval to return these savings to local, toll and access customers beginning in mid-1996. The Merger was completed on December 31, 1996.

On December 6, 1996, the Company filed the Phase III start-up revenue requirement and rate integration proposal for the former Contel California service territories. On December 16, 1997 the CPUC approved a stipulation agreement which incorporates the remaining merger savings into the Company's prospective rates.

Merger applications were also filed with the Arizona Corporation Commission
(ACC) on October 4, 1993 and the Nevada Public Service Commission (NPSC) on April 2, 1993. These applications were approved during 1994 but were made subject to final approval in California, which was granted in April 1996. Contel California is now part of GTE California Incorporated and operates in California and Arizona under that name. The Nevada Company does business as "GTE of Nevada."

INTERSTATE SERVICES

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required LECs to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for local-exchange carriers by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $36.9 million. On December 1, 1997, the FCC issued an Order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $10 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $35.1 million paid by long distance carriers were partially offset by $30 million of new per line charges and charges paid by end-users.

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

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $14.3 million of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

12.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $43.1 million, $40.9 million, and $30.6 million in 1997-1995, respectively. Minimum rental commitments for noncancelable leases through 2002 do not exceed $13.5 million annually and aggregate $5.5 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company supports greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1997 and 1996 quarterly financial data is as follows:

                                                  Revenues       Operating         Net
                                                  and Sales        Income         Income
                                                  ----------     ----------     ----------
                                                           (Thousands of Dollars)
1997
  First Quarter                                   $  781,082     $  240,964     $  128,297
  Second Quarter                                     809,852        215,187        117,462
  Third Quarter (a)                                  821,301        306,371        170,797
  Fourth Quarter (a)                                 910,201        373,370        226,208
                                                  ----------     ----------     ----------
    Total                                         $3,322,436     $1,135,892     $  642,764
                                                  ==========     ==========     ==========

1996
  First Quarter                                   $  747,799     $  181,079     $   93,037
  Second Quarter                                     778,746        192,137         97,415
  Third Quarter                                      772,425        256,000        143,114
  Fourth Quarter                                     842,196        313,398        182,272
                                                  ----------     ----------     ----------
    Total                                         $3,141,166     $  942,614     $  515,838
                                                  ==========     ==========     ==========


(a) Third and fourth quarter 1997 operating income includes the effects of a reduction to depreciation rates to reflect higher net salvage values related to certain of its telephone plant and equipment.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE California Incorporated:

We have audited the accompanying consolidated balance sheets of GTE California Incorporated (a California corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, as set forth on pages 17 through 20 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE California Incorporated and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Dallas, Texas                                                ARTHUR ANDERSEN LLP
January 26, 1998

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




DAVID R. BOWMAN
President




GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART  III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 8, 1998, pages 3 and 4, which is incorporated herein by reference. A complete list of executive officers of the Registrant as of March 1, 1998 is provided below.

There are no family relationships between any of the directors or executive officers of the Company.

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Network Services. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Network Services as of March 1, 1998.

Identification of Executive Officers

                                               Year Assumed
                                             Present Position
                                        ----------------------------
                                          Network          the
           Name                Age        Services        Company                        Position
---------------------------  ---------  -------------  -------------   ---------------------------------------------
John C. Appel (1)               49          1997            --         President of GTE Network Services
                                             --            1995        Executive Vice President - Network
                                                                       Operations of the Company
Mary Beth Bardin                43           --            1995        Vice President - Public Affairs of the
                                                                       Company
David R. Bowman (2)             54           --            1997        President of the Company
Gerald K. Dinsmore              48           --            1993        Senior Vice President - Finance and
                                                                       Planning of the Company
William M. Edwards, III         49           --            1993        Vice President - Controller of the Company
Gregory D. Jacobson             46           --            1994        Treasurer of the Company
Mateland L. Keith, Jr. (3)      55          1997            --         Senior Vice President - Regional Operations
                                                                       of GTE Network Services
Brad M. Krall                   56          1993           1995        Vice President - Centralized Operations of
                                                                       GTE Network Services and the Company
Robert G. McCoy (4)             53          1997           1997        President - Retail Markets of GTE Network
                                                                       Services and Vice President - Retail
                                                                       Markets of the Company
William G. Mundy (5)            48          1997           1998        Vice President and General Counsel of GTE
                                                                       Network Services and the Company
Barry W. Paulson                46          1996           1996        Vice President - Network Operations
                                                                       Planning and Support of GTE Network
                                                                       Services and the Company
Richard L. Schaulin             55          1989           1995        Vice President - Human Resources of GTE
                                                                       Network Services and the Company
Charles J. Somes                51           --            1994        Secretary of the Company
Larry J. Sparrow (6)            54          1997            --         President - Wholesale Markets of GTE
                                                                       Network Services
                                             --            1995        Vice President - Carrier Markets of the
                                                                       Company

(1) John C. Appel was appointed President of GTE Network Services in June 1997 replacing Thomas W. White, who was appointed Senior Executive Vice President - Market Operations of GTE Service Corporation.
(2) David R. Bowman was appointed President of the Company in July 1997 replacing Mateland L. Keith, Jr.
(3) Mateland L. Keith, Jr. was appointed Senior Vice President - Regional Operations of GTE Network Services in June 1997, replacing John C. Appel.
(4) Robert G. McCoy was appointed President - Retail Markets of GTE Network Services and elected Vice President - Retail Markets of the Company in October 1997 replacing C.F. Bercher, who was appointed and elected President of GTE Communications Corporation.
(5) William G. Mundy was appointed Vice President and General Counsel of GTE Network Services in October 1997 and elected Vice President - General Counsel of the Company in January 1998. Mr. Mundy replaced Richard M. Cahill, who was appointed Vice President and Associate General Counsel of GTE Service Corporation.
(6) Larry J. Sparrow was appointed President - Wholesale Markets of GTE Network Services in June 1997.


Each of these executive officers has been an employee of the Company or an affiliated company for the last five years. Except for duly elected officers and directors, no other employees had a significant role in decision making. All officers are appointed for a term of one year.

Item 11.   Executive Compensation

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 8, 1998, pages 4 to 17, which is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 8, 1998, page 17, which is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held April 8, 1998, pages 3, 4, 17 and 18, which is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements - See GTE California Incorporated's consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

    (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1997-1995 (as required):

                     II - Valuation and Qualifying Accounts

    Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

    (3)    Exhibits - Included in this report or incorporated by reference.



           2.1* Agreement of Merger, dated September 10, 1992 between GTE California Incorporated and Contel of California, Inc. (Exhibit 2.1 of the 1993 Form 10-K, File No. 1-6417)

           3.1* Articles of Incorporation and Bylaws (Exhibit 3 of the 1988 Form 10-K, File No. 1-6417)

           3.2 Certificate of Amendment of the Articles of Incorporation dated March 28, 1998

           4.1* Indenture dated as of December 1, 1993 between GTE California Incorporated and Bank of America National Trust and Savings Association, as Trustee, dated as of December 1, 1993 (Exhibit
                  4.1 of the Company's Registration Statement on Form S-3, File No. 33-51541, filed with the Securities and Exchange Commission on December 17, 1993)

           4.2* First Supplemental Indenture dated as of April 15, 1996 between GTE California Incorporated and First Trust of California, National Association, as Trustee (as successor trustee to Bank of America National Trust and Savings Association) (Exhibit 4.3 of the Company's Report on Form 8-K, dated April 23, 1996)

          10.1* Material Contracts - Agreements between GTE and Certain Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 1-6417)

          10.2 Material Contracts - Separation Agreement between GTE and Richard M. Cahill

          12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          23      Consent of Independent Public Accountants

          26* Revised Form of Invitation for Bids pertaining to Registration Statements on Form S-3 (Exhibit 26.1 of the Company's Registration Statement on Form S-3, File No. 333-46677)

          27      Financial Data Schedule


(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of 1997.

* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE California Incorporated and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1997, 1996 and 1995

(Thousands of Dollars)


------------------------------------------------------------------------------------------------------------------
   Column A                   Column B                   Column C                  Column D       Column E
------------------------------------------------------------------------------------------------------------------
                                                        Additions
                                             --------------------------------
                                                                Charged           Deductions
                              Balance at       Charged       (Credited) to           from         Balance at
   Description                Beginning          to              Other             Reserves        Close of
                               of Year         Income          Accounts            (Note 1)          Year
------------------------------------------------------------------------------------------------------------------

Allowance for uncollectible accounts
    for the years ended:

December 31, 1997            $    72,010     $    71,263     $    70,655 (2)     $   148,759     $    65,169
                             ===========     ===========     ===========         ===========     ===========
December 31, 1996            $    61,705     $    69,439     $    73,951 (2)     $   133,085     $    72,010
                             ===========     ===========     ===========         ===========     ===========
December 31, 1995            $    42,060     $    84,365     $    87,127 (2)     $   151,847     $    61,705
                             ===========     ===========     ===========         ===========     ===========



Accrued restructuring costs for the years ended:

    December 31, 1996        $   224,885     $        --     $   (54,899)(3)     $   169,986     $        --
                             ===========     ===========     ===========         ===========     ===========
    December 31, 1995        $   354,088     $        --     $        --         $   129,203     $   224,885
                             ===========     ===========     ===========         ===========     ===========




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

                                            GTE CALIFORNIA INCORPORATED
                                   --------------------------------------------
                                                    (Registrant)


Date     March 27, 1998
      -----------------         By           /s/  David R. Bowman
                                   --------------------------------------------
                                                  David R. Bowman
                                                     President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ David R. Bowman                    President                                                   March 27, 1998
----------------------------             (Principal Executive Officer)
      David R. Bowman


/s/ Gerald K. Dinsmore                   Senior Vice President - Finance and Planning                March 27, 1998
----------------------------             (Principal Financial Officer)
    Gerald K. Dinsmore


/s/ William M. Edwards, III                Vice President - Controller                                 March 27, 1998
----------------------------             (Principal Accounting Officer)
  William M. Edwards, III


   /s/ John C. Appel                     Director                                                    March 27, 1998
----------------------------
       John C. Appel


/s/ Mateland L. Keith, Jr.                 Director                                                    March 27, 1998
----------------------------
  Mateland L. Keith, Jr.


/s/ Lawrence R. Whitman                  Director                                                    March 27, 1998
----------------------------
    Lawrence R. Whitman


/s/  William G. Mundy                    Director                                                    March 27, 1998
----------------------------
     William G. Mundy

EXHIBIT INDEX

     Exhibit
      Number                           Description

       3.2 Certificate of Amendment of the Articles of Incorporation dated March 28, 1998

      10.2 Material Contracts - Separation Agreement between GTE and Richard M. Cahill

      12                 Statements re: Calculation of the Consolidated Ratio of
                         Earnings to Fixed Charges

      23                 Consent of Independent Public Accountants

      27                 Financial Data Schedule