Form 10-Q
period 1998-03-31
GTE CALIFORNIA INC
filed 1998-05-11
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    March 31, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

                                                            YES [X] NO [ ]

The Company had 70,000,000 shares of $20 par value common stock outstanding at April 30, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
                                                         (Thousands of Dollars)
REVENUES AND SALES
  Local services                                       $  354,286     $  359,625
  Network access services                                 211,621        221,589
  Toll services                                            77,613        117,313
  Other services and sales                                 91,748         82,555
                                                       ----------     ----------
   Total revenues and sales                               735,268        781,082
                                                       ----------     ----------


OPERATING COSTS AND EXPENSES
  Cost of services and sales                              278,458        251,166
  Selling, general and administrative                     105,421        123,879
  Depreciation and amortization                           143,607        165,073
                                                       ----------     ----------
   Total operating costs and expenses                     527,486        540,118
                                                       ----------     ----------
OPERATING INCOME                                          207,782        240,964

OTHER EXPENSE
  Interest - net                                           27,118         24,818
                                                       ----------     ----------
INCOME BEFORE INCOME TAXES                                180,664        216,146
  Income taxes                                             72,568         87,849
                                                       ----------     ----------
NET INCOME
                                                       $  108,096     $  128,297
                                                       ==========     ==========





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in Millions)

RESULTS OF OPERATIONS

                                          Three Months Ended
                                              March 31,
                                       ------------------------
                                         1998           1997
                                       ----------     ---------
         Net income                    $    108.1     $   128.3

Net income decreased 16% or $20.2 for the three months ended March 31, 1998, compared to the same period in 1997. The three month decrease is primarily due to lower toll revenues resulting from the effects of greater competition and revenue reductions associated with regulatory mandates, partially offset by customer growth in access lines and minutes of use and decreases in operating costs and expenses.

REVENUES AND SALES

                                                   Three Months Ended
                                                        March 31,
                                               ----------------------------
                                                  1998              1997
                                               ---------         ----------
         Local services                        $   354.3         $    359.6
         Network access services                   211.6              221.6
         Toll services                              77.6              117.3
         Other services and sales                   91.8               82.6
                                               ---------         ----------

          Total revenues and sales             $   735.3         $    781.1

Total revenues and sales decreased 6% or $45.8 for the three months ended March 31, 1998, compared to the same period in 1997.

Local service revenues decreased 1% or $5.3 for the three months ended March 31, 1998, compared to the same period in 1997. The decline is partially due to $5.7 in reduced support payments from the California High Cost Fund for providing universal service to customers in rural areas and a $4.9 decrease relating to the termination in 1997 of Extended Area Service transitional support payments. Revenues from directory assistance and operator services declined by $3 and revenues from non-recurring service charges decreased by $3.6. In addition, the impact of the California Public Utilities Commission's (CPUC's) Implementation Rate Design supplement, recorded in the first quarter of 1997, contributed $4.4 to the decrease. These decreases were partially offset by a 5.3% growth in access lines which generated additional revenues of $5.9 from basic local services, $5.8 from CentraNet(R) services and $2.8 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). Revenues from SmartCall(R) and CLASS services, such as caller ID and automatic call return/redial, also increased by $2.7.

Network access service revenues decreased 5% or $10 for the three months ended March 31, 1998, compared to the same period in 1997. Revenues decreased $8.6 as a result of interstate access rate reductions from the 1997 Federal Communications Commission (FCC) price cap. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. Additionally, the FCC created a structure that resulted in different access charges for residential primary and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

secondary lines and single line and multi-line business access lines. In aggregate, these changes resulted in an $8.2 decrease in network access service revenues during the first quarter of 1998. A decrease of $34 resulting from the sharing provisions of the FCC's 1996 and 1997 price caps was partially offset by reserves of $10.3 which were established in the first quarter of 1997. The results also reflect a $3 decline in revenues from end-user access charges and a $4.7 decrease in revenues from intrastate sharing arrangements. These decreases were partially offset by a 16% increase in minutes of use which generated additional revenues of $16.8. Special access revenues, driven by growing demand for increased bandwidth services by Internet Service Providers (ISPs) and other high capacity users, increased by $11.7. In addition, revenues from the National Exchange Carrier Association (NECA) increased by $13.3.

Toll service revenues decreased 34% or $39.7 for the three months ended March 31, 1998, compared to the same period in 1997. The decrease is primarily caused by reduced toll volumes resulting from the effects of intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription.

Other services and sales revenues increased 11% or $9.2 for the three months ended March 31, 1998, compared to the same period in 1997, primarily due to a $5.2 increase associated with the FCC's order on payphone compensation and a $3.6 increase in revenues from billing and collection services.

OPERATING COSTS AND EXPENSES

                                                        Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                      1998              1997
                                                   ----------        ----------
         Total operating costs and expenses        $    527.5        $    540.1

Total operating costs and expenses declined 2% or $12.6 for the three months ended March 31, 1998, compared to the same period in 1997. Depreciation expense decreased $21.5 due to depreciation rate changes, reflecting higher net salvage values related to certain telephone plant and equipment, that became effective in the third quarter of 1997. Other factors contributing to the overall decrease include $11.9 of administrative productivity gains, a $3.1 decline in access charges incurred to terminate customers' intraLATA toll calls outside the Company's service territory and a $9.1 reduction in employee benefit-related expenses. These decreases were partially offset by an $11.2 rise in maintenance and repair costs associated with storm damage within the Company's service territories and a $13 increase in costs related to implementation of the FCC's local number portability requirements. The decrease in total operating costs and expenses was also partially offset by a $9.5 increase in Info Page billings from directory publications.

OTHER EXPENSES

                                                Three Months Ended
                                                     March 31,
                                           ---------------------------
                                              1998              1997
                                           ----------       ----------
         Interest - net                    $     27.1       $     24.8
         Income taxes                            72.6             87.8

Interest - net increased 9% or $2.3 for the three months ended March 31, 1998, compared to the same period in 1997, primarily due to higher average short-term debt levels.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Income taxes decreased 17% or $15.2 for the three months ended March 31, 1998, compared to the same period in 1997, primarily due to a corresponding decrease in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1,500, 364-day syndicated line of credit. In December 1997, the Company began participating with GTE and other of its affiliates in a series of five bilateral credit agreements for an additional $2,000 in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit. The Company also has an existing shelf registration statement for an additional $400 of debentures.

The Company's primary source of funds during the first three months of 1998 was cash from operations of $257.2 compared to $336 for the same period in 1997. This decrease in cash from operations reflects an increase in working capital requirements combined with a decline in results from operations.

Net cash used in investing activities was $149 for the first three months of 1998, compared to $84.1 for the same period in 1997. The increase in capital expenditures reflects the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. Although the capital expenditures during the first three months of 1998 were higher than the same period in 1997, the overall anticipated capital expenditures for 1998 are expected to be comparable to the total capital expenditures incurred during 1997.

Net cash used in financing activities was $112.4 for the three months ended March 31, 1998, compared to $184.1 during the same period in 1997. This included dividend payments of $158.4 for the first three months of 1998, compared to $112.9 for the same period in 1997. Short-term financings, including the net change in affiliate notes, increased $195.9 in the first quarter of 1998, compared to a decrease of $71.1 for the same period in 1997. The Company also retired $150 of long-term debt during the first quarter of 1998.

In its April 2, 1998 filing on Form 8-K, the Company's parent, GTE, stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

OTHER MATTERS

New Regulatory Framework (NRF)

Effective January 1, 1990, the CPUC adopted the NRF for the Company. Under the NRF, rates are adjusted annually by the Price Cap Index (PCI), which is based on inflation minus a productivity improvement factor. Rates for partially competitive services, such as Centrex and custom calling features, may be priced below the price cap within a range set by the CPUC. Rates are also adjusted for exogenous events that are beyond the control of management as defined in this plan. Fully competitive services, such as directory advertising, are not subject to pricing limits set by the CPUC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

In March 1998, the CPUC opened an order initiating its triennial review of the NRF. The Company expects to file comments regarding the first phase of the NRF review in May 1998.

Competition

In January 1998, the CPUC approved the Company's petition to operate both as a reseller and facilities-based competitive local-exchange carrier (CLC) offering local-exchange service within the territories of mid-sized local-exchange carriers. Authority to commence facilities-based service was effective February 1, 1998 and authority to resell services was effective April 1, 1998, upon the filing of tariffs.

Open Access and Network Architecture Development (OANAD) Proceeding

On September 15, 1997, the Company submitted cost studies for unbundled network elements (UNEs) and retail services to the CPUC. A final order on the Company's UNE costs is anticipated in September 1998 and a final order on UNE prices is anticipated in the first quarter of 1999.

In a separate phase of the OANAD proceeding, the CPUC allowed comments on parties' Operational Support Systems (OSS) and Non-Recurring Cost (NRC) studies which were submitted in September 1997. The Company filed a pricing proposal for OSS and NRCs in April 1998 along with testimony regarding what constitutes a "reasonable markup" for UNEs, arbitrage and price floor determinations. A final order on these matters is expected in late 1998.

Other Developments

In March and April 1998, the Company took action to correct errors discovered in certain specialty directories known as "Street Address" directories. Less than two percent of the Company's customers with non-published, non-listed and non-address directory listings had their information accidentally printed in the Street Address books, which are specialty marketing directories generally used by a limited number of California businesses on a leased basis. Once the full scope of the errors was known, the Company took immediate action to develop and implement a comprehensive plan to retrieve and replace the directories in question. This included seeking and obtaining a temporary restraining order preventing the use, copying or distribution of these directories by any remaining holders of these directories. Efforts were also made to contact all customers who had requested non-published, non-listed or non-address listings, in addition to the small percentage impacted by the errors. The financial impact, if any, of potential CPUC or legal actions that may arise as a result of this occurrence cannot be determined at this time.

RECENT DEVELOPMENTS

In April 1998, the Company's parent, GTE, announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000-$3,000 by selling non-strategic or under-performing operations, and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,       December 31,
                                                                     1998              1997
                                                                 ------------      ------------
                                                                      (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                                 $      5,657      $      9,871
  Receivables, less allowances of $56,921 and $65,169                 692,863           699,038
  Inventories and supplies                                             53,119            51,050
  Prepaid insurance                                                    40,289             6,529
  Prepaid taxes and other                                              11,827            28,870
                                                                 ------------      ------------
   Total current assets                                               803,755           795,358
                                                                 ------------      ------------

Property, plant and equipment, at cost                             10,203,275        10,077,872
   Accumulated depreciation                                        (6,395,438)       (6,278,551)
                                                                 ------------      ------------
   Total property, plant and equipment, net                         3,807,837         3,799,321
                                                                 ------------      ------------

Prepaid pension costs                                                 738,137           706,556
Other assets                                                           24,734            19,095
                                                                 ------------      ------------
Total assets                                                     $  5,374,463      $  5,320,330
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities           $    277,861      $    246,052
  Accounts payable                                                    369,783           356,322
  Taxes payable                                                        78,503            26,760
  Accrued interest                                                     20,734            30,163
  Accrued payroll costs                                                93,004            89,221
  Dividends payable                                                   190,624           158,246
  Other                                                               251,851           258,122
                                                                 ------------      ------------
   Total current liabilities                                        1,282,360         1,164,886
                                                                 ------------      ------------

  Long-term debt                                                    1,466,786         1,466,679
  Deferred income taxes                                               420,612           394,883
  Employee benefit plans                                              230,753           225,425
  Other liabilities                                                   260,801           272,648
                                                                 ------------      ------------
   Total liabilities                                                3,661,312         3,524,521
                                                                 ------------      ------------

  Preferred stock                                                      49,984            49,984
  Common stock (70,000,000 shares issued)                           1,400,000         1,400,000
  Additional paid-in capital                                           82,239            82,239
  Retained earnings                                                   180,928           263,586
                                                                 ------------      ------------
   Total shareholders' equity                                       1,713,151         1,795,809
                                                                 ------------      ------------
Total liabilities and shareholders' equity                       $  5,374,463      $  5,320,330
                                                                 ============      ============


See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                 March 31,
                                                         ------------------------
                                                            1998           1997
                                                         ---------      ---------
                                                          (Thousands of Dollars)
OPERATIONS
  Net income                                             $ 108,096      $ 128,297
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                           143,607        165,073
   Deferred income taxes                                    25,165         20,222
   Provision for uncollectible accounts                     15,616         19,044
   Changes in current assets and current liabilities       (38,868)        36,601
   Other - net                                               3,577        (33,233)
                                                         ---------      ---------
   Net cash from operations                                257,193        336,004
                                                         ---------      ---------

INVESTING
  Capital expenditures                                    (148,978)       (87,933)
  Proceeds from sale of assets                                --            3,794
                                                         ---------      ---------
   Net cash used in investing                             (148,978)       (84,139)
                                                         ---------      ---------

FINANCING
  Long-term debt retired                                  (149,990)           (71)
  Dividends                                               (158,376)      (112,886)
  Increase (decrease) in short-term obligations,
     excluding current maturities                          195,937        (71,111)
                                                         ---------      ---------
   Net cash used in financing                             (112,429)      (184,068)
                                                         ---------      ---------
Increase (decrease) in cash and cash equivalents            (4,214)        67,797

Cash and cash equivalents:
  Beginning of period                                        9,871         22,158
                                                         ---------      ---------
  End of period                                          $   5,657      $  89,955
                                                         =========      =========





See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

(2)      DEBT:

         Long-term debt as of March 31, 1998 includes $200 million of short-term borrowings in the form of affiliate notes payable which the Company anticipates refinancing during the second quarter of 1998. These affiliate notes payable represent notes payable to GTE Funding Incorporated, a company that provides short-term financing and investment vehicles and cash management services for the Company and six of its affiliates.

(3)      RECENT ACCOUNTING PRONOUNCEMENT:

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1.

GTE California Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits required by Item 601 of Regulation S-K.

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27   Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the first quarter of 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                GTE California Incorporated
                                              ------------------------------
                                                       (Registrant)



Date:    May 11, 1998                                Stephen L. Shore
      ------------------                      ------------------------------
                                                     Stephen L. Shore
                                                        Controller
                                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  12      Statement re: Calculation of the Consolidated Ratio of Earnings to
          Fixed Charges

  27      Financial Data Schedule