Form 10-Q/A
period 1998-03-31
GTE CALIFORNIA INC
filed 1998-05-12
CIK 40864

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                                               Three Months Ended
                                                                   March 31,
                                                             ---------------------
                                                               1998         1997
                                                             --------     --------
                                                             (Thousands of Dollars)
REVENUES AND SALES
  Local services                                             $354,286     $359,625
  Network access services                                     211,621      221,589
  Toll services                                                77,613      117,313
  Other services and sales                                     91,748       82,555
                                                             --------     --------
    Total revenues and sales                                  735,268      781,082
                                                             --------     --------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                                  278,458      251,166
  Selling, general and administrative                         105,421      123,879
  Depreciation and amortization                               143,607      165,073
                                                             --------     --------
    Total operating costs and expenses                        527,486      540,118
                                                             --------     --------
OPERATING INCOME                                              207,782      240,964

OTHER EXPENSE
  Interest - net                                               27,118       24,818
                                                             --------     --------
INCOME BEFORE INCOME TAXES                                    180,664      216,146
  Income taxes                                                 72,568       87,849
                                                             --------     --------
NET INCOME                                                   $108,096     $128,297
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

See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in Millions)

RESULTS OF OPERATIONS

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1998               1997
                                                                --------------     --------------
         Net income                                             $        108.1     $        128.3


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

REVENUES AND SALES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1998               1997
                                                                --------------     --------------
         Local services                                         $        354.3     $        359.6
         Network access services                                         211.6              221.6
         Toll services                                                    77.6              117.3
         Other services and sales                                         91.8               82.6
                                                                --------------     --------------
           Total revenues and sales                             $        735.3     $        781.1


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

OPERATING COSTS AND EXPENSES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1998               1997
                                                                --------------     --------------
         Total operating costs and expenses                     $        527.5     $        540.1

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

OTHER EXPENSES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1998               1997
                                                                --------------     --------------
         Interest - net                                         $         27.1     $         24.8
         Income taxes                                                     72.6               87.8

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

Other Developments

In March and April 1998, the Company took action to correct errors discovered in certain specialty directories known as "Street Address" directories. Less than two percent of the Company's customers with non-published, non-listed and non-address directory listings had their information accidentally printed in the Street Address books, which are specialty marketing directories generally used by a limited number of California businesses on a leased basis. Once the full scope of the errors was known, the Company took immediate action to develop and implement a comprehensive plan to retrieve and replace the directories in question. This included seeking and obtaining a temporary restraining order preventing the use, copying or distribution of the these directories by any remaining holders of these directories. Efforts were also made to contact all customers who had requested non-published, non-listed or non-address listings, in addition to the small percentage impacted by the errors. The financial impact, if any, of potential CPUC or legal actions that may arise as a result of this occurrence cannot be determined at this time.

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

Shareholders' equity:
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

GTE California Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits required by Item 601 of Regulation S-K.

         3.1   Amendment to Bylaws (amended April 17, 1998)

         3.2 Certificate of Amendment of the Articles of Incorporation dated March 26, 1998

         3.3 Certificate of Amendment of the Articles of Incorporation dated April 21, 1998

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



                                                 GTE California Incorporated
                                               --------------------------------

                                                        (Registrant)





Date:             May 12, 1998                        Stephen L. Shore
          -----------------------------        --------------------------------
                                                      Stephen L. Shore
                                                         Controller
                                               (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
      Number                                                     Description
------------------         ----------------------------------------------------------------------------------------
       3.1                 Amendment to Bylaws (amended April 17, 1998)

       3.2                 Certificate of Amendment of the Articles of Incorporation dated March 26, 1998

       3.3                 Certificate of Amendment of the Articles of Incorporation dated April 21, 1998

        12                 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule