Form 10-Q
period 1998-06-30
GTE CALIFORNIA INC
filed 1998-08-14
CIK 40864

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from         to

Commission File Number               1-6417


                           GTE CALIFORNIA INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             95-0510200
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


            600 Hidden Ridge,                          75038
              Irving, Texas
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


Registrant's telephone number, including area code           972-718-5600

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

The Company had 70,000,000 shares of $20 par value common stock outstanding at July 31, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION


GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended                     Six Months Ended
                                                           June 30,                              June 30,
                                                  ---------------------------          -----------------------------
                                                    1998               1997               1998               1997
                                                  ---------         ---------          ----------         ----------
                                                                      (Thousands of Dollars)
REVENUES AND SALES
   Local services                                 $ 366,705         $ 346,067          $  720,991         $  705,692
   Network access services                          257,192           243,332             468,813            464,921
   Toll services                                     81,993           103,339             159,606            220,652
   Other services and sales                         133,474           117,114             225,222            199,669
                                                  ---------         ---------          ----------         ----------
     Total revenues and sales                       839,364           809,852           1,574,632          1,590,934
                                                  ---------         ---------          ----------         ----------

OPERATING COSTS AND EXPENSES
   Cost of services and sales                       237,512           281,584             515,970            532,750
   Selling, general and
     administrative                                 118,891           144,437             224,312            268,316
   Depreciation and amortization                    147,977           168,644             291,584            333,717
                                                  ---------         ---------          ----------         ----------
     Total operating costs and
       expenses                                     504,380           594,665           1,031,866          1,134,783
                                                  ---------         ---------          ----------         ----------

OPERATING INCOME                                    334,984           215,187             542,766            456,151

OTHER EXPENSES
   Interest - net                                    32,325            26,815              59,443             51,633
   Other - net                                           21               675                  21                675
                                                  ---------         ---------          ----------         ----------

INCOME BEFORE INCOME TAXES                          302,638           187,697             483,302            403,843
   Income taxes                                     120,767            70,235             193,335            158,084
                                                  ---------         ---------          ----------         ----------
NET INCOME                                        $ 181,871         $ 117,462          $  289,967         $  245,759
                                                  =========         =========          ==========         ==========

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                                 ---------------------------          -----------------------------
                                                    1998              1997               1998                1997
                                                 ---------         ---------          ---------          ----------
         Net income                              $   181.9         $   117.5          $   290.0           $   245.8

Net income increased 55% or $64.4 and 18% or $44.2 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The three month increase is primarily due to revenue growth offset by lower operating expenses, creating positive operating income. The six month increase is primarily due to a reduction of operating expenses leading to a higher net income.

REVENUES AND SALES

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                               --------------------    ---------------------
                                 1998        1997        1998         1997
                               --------    --------    --------     --------
Local services                 $  366.7    $  346.1    $  721.0     $  705.7
Network access services           257.2       243.3       468.8        464.9
Toll services                      82.0       103.4       159.6        220.6
Other services and sales          133.5       117.1       225.2        199.7
                               --------    --------    --------     --------

  Total revenues and sales     $  839.4    $  809.9    $1,574.6     $1,590.9

Total revenues and sales increased 4% or $29.5 for the three months and decreased 1% or $16.3 for the six months ended June 30, 1998, compared to the same periods in 1997.

Local service revenues increased 6% or $20.6 and 2% or $15.3 for the three and six months ended June 30, 1998, compared to the same periods in 1997. Growth in access lines was 5% for both the three and six month periods ended June 30, 1998 generating $14.6 and $29.1 of additional revenues from basic local services, CentraNet(R) services, Integrated Service Digital Network (ISDN) and Digital Channel Services (DCS). Revenues also were increased by $9 for both the three and six month periods due to a change in the California local index. The three and six month increases are partially offset by settlement reserves of $11.4 and $5.7, respectively. The six month increase for the period ended June 30, 1998 is partially offset by reduced revenues from non-recurring service charges of $15.8.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Network access service revenues increased 6% or $13.9 and 1% or $3.9 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Minutes of use increased 15% for both the three and six month periods ended June 30, 1998, which generated $18.1 and $34.7 of additional revenues, respectively. These increases also reflect $14.1 and $27.4 of higher support payments received from the National Exchange Carrier Association (NECA) and special access revenue growth of $15.2 and $26.9 related to customer demand for increased bandwidth. The three and six month increases are partially offset by unfavorable impacts of $6.7 and $39.2 from sharing provisions of the Federal Communications Commission's (FCC) 1996 and 1997 price caps and decreases in cellular access revenues of $4.9 and $3.4. The increase in revenues is also offset by $1.3 and $5 decreases related to other intraLATA (local access transport area) switched access revenues for the second quarter and first half of 1998, respectively. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, resulted in a decrease of $17.3 and $30.3 in network access service revenues during the three and six months ended June 30, 1998.

Toll service revenues decreased 21% or $21.4 and 28% or $61 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The three and six month decreases are primarily due to lower toll volumes resulting from intraLATA toll competition, including 10XXX and 1+ presubscription, and the impact of optional discount calling plans, which effectively lowered intrastate long distance rates.

Other services and sales revenues increased 14% or $16.4 and 13% or $25.5 for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The three and six month increases are primarily due to $6.1 and $11.3 associated with the FCC's order increasing payphone compensation from interexchange carriers and $5.4 and $9 from revenues relating to billing and collection services. Also, both periods had increases of $9.3 from Tele-Go(R) activation commissions and related accessory sales. These increases are partially offset by a reduction in directory advertising revenues of $3.9 and $5.4 for the three and six month periods ended June 30, 1998, respectively.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING COSTS AND EXPENSES

                                        Three Months Ended       Six Months Ended
                                             June 30,                 June 30,
                                       --------------------    ---------------------
                                         1998        1997        1998         1997
                                       --------    --------    --------     --------
Cost of services and sales             $  237.5    $  281.6    $  516.0     $  532.8
Selling, general and
  administrative                          118.9       144.4       224.3        268.3
Depreciation and amortization             148.0       168.7       291.6        333.7
                                       --------    --------    --------     --------

Total operating costs and expenses     $  504.4    $  594.7    $1,031.9     $1,134.8

Total operating costs and expenses decreased 15% or $90.3 and 9% or $102.9 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The decrease is primarily due to lower labor and employee benefit costs of $60.3 and $71.3 and lower depreciation costs of $20.7 and $42.1 for the three and six months ended June 30, 1998, respectively. The lower depreciation costs are attributable to a change in depreciation rates during 1997 to reflect higher net salvage values related to certain telephone plant and equipment. These decreases are partially offset by cost increases of $12 and $21.5 for the three and six months ended June 30, 1998, respectively, for activities related to Street Address directories and information pages and increases of $7.6 and $18.7 for labor, maintenance and repair costs associated with storm damage within the Company's service territories.

OTHER EXPENSES

                   Three Months Ended       Six Months Ended
                        June 30,                 June 30,
                   -------------------     -------------------
                    1998        1997        1998        1997
                   -------     -------     -------     -------
Interest - net     $  32.3     $  26.8     $  59.4     $  51.6
Income taxes         120.8        70.2       193.3       158.1

Interest - net increased 21% or $5.5 and 15% or $7.8 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997, primarily due to higher average short-term debt levels.

Income taxes increased 72% or $50.6 and 22% or $35.2 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The increase is primarily due to the corresponding increase in pre-tax income.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1,500, 364-day line of credit. The Company has an existing shelf registration statement outstanding for an additional $200 of debentures.

The Company's primary source of funds during the first six months of 1998 was cash from operations of $567.1 compared to $514.4 for the same period in 1997. The year-to-year increase in cash from operations primarily reflects the improved results from operations and a decrease in working capital requirements.

Net cash used in investing activities during the first six months of 1998 was $330.5 compared to $224 for the same period in 1997. The increase in capital expenditures reflects the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. Although the capital expenditures during the first half of 1998 were higher than the same period in 1997, the overall anticipated capital expenditures for 1998 are expected to be comparable to the total capital expenditures incurred during 1997.

Net cash used in financing activities was $240.8 during the first six months of 1998 compared to $235 for the same period in 1997. This included dividend payments of $349.1 in the first six months of 1998 compared to $358.8 for the same period in 1997. Short-term financings, including the net change in affiliate notes, increased $60.8 in the first six months of 1998, compared to an increase of $382.5 for the same period in 1997. The Company retired $150.1 of long-term debt and preferred stock during the first six months of 1998 compared to $258.6 during the first six months of 1997. The Company issued $200 of 6.75% debentures in May of 1998. The proceeds were applied toward the repayment of the Company's short-term borrowings.

In its April 2, 1998 filing on Form 8-K, GTE stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OTHER MATTERS

Federal Regulatory Developments

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $36.9. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $10 annually. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges of $35.1 paid by long distance carriers were partially offset by $30 of new per line charges and the charges paid by end-users. Effective July 1, 1998, access charges were further reduced by $22.8 annually in compliance with FCC requirements to restate the impacts of access charge reform.

In May 1997, the FCC released a major decision relating to implementation of the Telecommunications Act's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is not expected until mid-September 1998 at the earliest, with a final decision to be issued by mid-1999.

On March 9, 1998, the FCC adopted a Memorandum Opinion and Order (MO&O) clarifying the payphone-specific coding digit requirements set forth in the previous payphone orders and granting limited waivers of the requirement that local exchange carriers (LECs) provide payphone-specific coding digits to payphone service providers (PSPs), and that PSPs provide payphone-specific coding digits from their payphones to interexchange carriers (IXCs), before PSPs can receive per-call compensation from IXCs for subscriber 800 and access code calls. GTE was granted waivers through 1998 in this order for Flex-ANI (Flexible Automatic Number Identification) implementation due to technical problems associated with switch conversions.

On April 3, 1998, the FCC issued another MO&O which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the Flex-ANI capable offices are activated. Qualifying payphone

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

calls from Flex-ANI capable switches will then be eligible for per-call compensation rather than per-phone.

In a related court case between MCI and the FCC, the U.S. Court of Appeals, District of Columbia Circuit, upheld the fundamental premise underlying the FCC's approach to setting the per-call compensation rate for uncompensated payphone calls, thereby supporting the ordered per-call compensation rate noted in the March 9th order. At the same time, however, the Court held that the FCC had failed to clearly explain its methodology on the development of that same per-call compensation rate. The Court remanded this portion back to the FCC.

State Regulatory Developments

New Regulatory Framework

Effective January 1, 1990, the California Public Utilities Commission (CPUC) adopted the new regulatory framework (NRF) for the Company. Under the NRF, rates are adjusted annually by the Price Cap Index (PCI), which is based on inflation minus a productivity improvement factor. Rates for partially competitive services, such as Centrex and custom calling features, may be priced below the price cap within a range set by the CPUC. Rates are also adjusted for exogenous events that are beyond the control of management as defined in this plan. Fully competitive services, such as directory advertising, are not subject to pricing limits set by the CPUC.

In May 1998, the Company and Pacific Bell participated in a NRF review proceeding. The scope of the review is limited to whether changes should be made to the existing price cap mechanism. Both Pacific Bell and the Company supported a pure price cap model in that the vestiges of earnings be eliminated. However, the Company disagrees with Pacific Bell's proposal to cap the basic residential service at its existing rates through year 2001. A final decision is expected to be issued in the fourth quarter of 1998.

Competition

In January 1998, the CPUC approved the Company's petition to operate both as a reseller and facilities-based competitive local-exchange carrier offering local-exchange service within the territories of mid-sized local-exchange

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

carriers. Authority to commence facilities-based service was effective February 1, 1998 and authority to resell services was effective April 1, 1998, upon the filing of tariffs.

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

Other Developments

In March and April 1998, the Company took action to correct errors discovered in certain specialty directories known as "Street Address" directories. Less than two percent of the Company's customers with non-published, non-listed and non-address directory listings had their information erroneously printed in the Street Address books, which are specialty marketing directories generally used by a limited number of California businesses on a leased basis. Once the full scope of the errors was known, the Company took immediate action to develop and implement a comprehensive plan to retrieve and replace the directories in question. This included seeking and obtaining a temporary restraining order preventing the use, copy or distribution of the directories by any remaining holders. Efforts were also made to contact all customers who had requested non-published, non-listed or non-address listings, in addition to the small percentage impacted by the errors. The financial impact, if any, of potential CPUC or legal actions that may arise as a result of this occurrence cannot be determined at this time.

RECENT DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approval, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000 to $3,000 by selling non-strategic or under-performing operations, and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is

GTE California Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

The CPUC is conducting an investigation of allegations that personnel of the Company destroyed or altered documents during a 1992-1993 CPUC probe of sales improprieties at the Company's Foreign Language Assistance Center. During 1997, the Company asked former California Supreme Court Chief Justice Malcolm M. Lucas to investigate the allegations. In October 1997, Chief Justice Lucas submitted his report to the Company and the CPUC. In response to the Lucas report, the Company has disciplined four employees. In February 1998, the CPUC ordered a formal investigation into the marketing practices of the Foreign Language Assistance Center as well as allegations that the Company provided misleading information. The Company agreed with the CPUC staff to settle this proceeding for $9.8, payable over three years with no interest. The settlement is contingent on CPUC approval. Resolution is expected in the third quarter of 1998.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,        December 31,
                                                                                             1998              1997
                                                                                         ------------      ------------
                                                                                             (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $      5,664      $      9,871
  Receivables, less allowances of $60,978 and $65,169                                         662,980           699,038
  Inventories and supplies                                                                     52,196            51,050
  Prepaid insurance                                                                            23,720             6,529
  Deferred income tax benefits                                                                  3,146             1,684
  Other                                                                                         8,546            27,186
                                                                                         ------------      ------------
    Total current assets                                                                      756,252           795,358
                                                                                         ------------      ------------

Property, plant and equipment, at cost                                                     10,348,727        10,077,872
 Accumulated depreciation                                                                  (6,508,515)       (6,278,551)
                                                                                         ------------      ------------
    Total property, plant and equipment, net                                                3,840,212         3,799,321
                                                                                         ------------      ------------

Prepaid pension costs                                                                         769,718           706,556
Other assets                                                                                   38,197            19,095
                                                                                         ------------      ------------

Total assets                                                                             $  5,404,379      $  5,320,330
                                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                                   $    232,889      $    246,052
  Accounts payable                                                                            250,878           356,322
  Advanced billings and customer deposits                                                      76,899            65,548
  Taxes payable                                                                               205,782            26,760
  Accrued interest                                                                             27,676            30,163
  Accrued payroll costs                                                                        89,185            89,221
  Dividends payable                                                                           147,302           158,246
  Other                                                                                       207,299           192,574
                                                                                         ------------      ------------
    Total current liabilities                                                               1,237,910         1,164,886
                                                                                         ------------      ------------

  Long-term debt                                                                            1,575,883         1,466,679
  Deferred income taxes                                                                       463,925           394,883
  Employee benefit plans                                                                      200,270           225,425
  Other liabilities                                                                           178,796           272,648
                                                                                         ------------      ------------

    Total liabilities                                                                       3,656,784         3,524,521
                                                                                         ------------      ------------

Shareholders' equity:
  Preferred stock                                                                              49,984            49,984
  Common stock (70,000,000 shares issued)                                                   1,400,000         1,400,000
  Additional paid-in capital                                                                   82,239            82,239
  Retained earnings                                                                           215,372           263,586
                                                                                         ------------      ------------

    Total shareholders' equity                                                              1,747,595         1,795,809
                                                                                         ------------      ------------

Total liabilities and shareholders' equity                                               $  5,404,379      $  5,320,330
                                                                                         ============      ============


See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               ------------------------
                                                                                 1998           1997
                                                                               ---------      ---------
                                                                                (Thousands of Dollars)
OPERATIONS:
  Net income                                                                   $ 289,967      $ 245,759
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                                291,584        333,717
    Deferred income taxes                                                         67,580         40,443
    Provision for uncollectible accounts                                          36,410         38,258
    Changes in current assets and current liabilities                            (11,106)       (70,983)
    Other - net                                                                 (107,348)       (72,784)
                                                                               ---------      ---------
    Net cash from operations                                                     567,087        514,410
                                                                               ---------      ---------

INVESTING:
  Capital expenditures                                                          (330,812)      (227,781)
  Proceeds from sale of assets                                                       281          3,794
                                                                               ---------      ---------
    Net cash used in investing                                                  (330,531)      (223,987)
                                                                               ---------      ---------

FINANCING:
  Long-term debt issued                                                          197,591           --
  Long-term debt and preferred stock retired,
    including premiums paid on early retirement                                 (150,070)      (258,634)
  Dividends                                                                     (349,125)      (358,821)
  Decrease in short-term obligations, excluding
    current maturities                                                              --          (71,001)
  Net change in affiliate notes                                                   60,841        453,485
                                                                               ---------      ---------

    Net cash used in financing                                                  (240,763)      (234,971)
                                                                               ---------      ---------

Increase (decrease) in cash and cash equivalents                                  (4,207)        55,452

Cash and cash equivalents:
  Beginning of period                                                              9,871         22,158
                                                                               ---------      ---------

  End of period                                                                $   5,664      $  77,610
                                                                               =========      =========



See Notes to Condensed Consolidated Financial Statements.

GTE California Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

(2)      DEBT:

         In May 1998, the Company issued $200 million of 6.75% Series F Debentures, due 2027. The net proceeds were applied toward the repayment of short-term borrowings.

         In compliance with Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced" (FAS 6), long-term debt as of June 30, 1998 includes $110 million of short-term borrowings in the form of affiliate notes payable. These affiliate notes payable represent notes payable to GTE Funding Incorporated, an affiliate company that provides short-term financing and investment vehicles and cash management services for the Company and six of its affiliates.

(3)      RECENT ACCOUNTING PRONOUNCEMENTS:

         Computer Software

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1, and intends to implement as of January 1, 1999.

GTE California Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet assessed the impact of adopting FAS 133.

GTE California Incorporated and Subsidiary

PART II.  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits required by Item 601 of Regulation S-K.

                  12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                  27     Financial Data Schedule

           (b) The Company filed no reports on Form 8-K during the second quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                   GTE California Incorporated
                                                        ---------------------------------------------------
                                                                           (Registrant)




Date:            August 14, 1998                                    /s/  Stephen L. Shore
          ------------------------------                ---------------------------------------------------
                                                                         Stephen L. Shore
                                                                            Controller
                                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit
      Number                                Description
-------------------        ---------------------------------------------------
        12                 Statement re: Calculation of the Consolidated Ratio
                           of Earnings to Fixed Charges

        27                 Financial Data Schedule