Form 10-Q
period 1998-09-30
GTE CALIFORNIA INC
filed 1998-11-12
CIK 40864

--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the quarterly period ended:  SEPTEMBER 30, 1998

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the transition period from _______ to _______


                         Commission File Number  1-6417


                          GTE CALIFORNIA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              CALIFORNIA                              95-0510200
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas           75038
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

        Registrant's telephone number, including area code  972-507-5000


                600 Hidden Ridge, HQE04B12 - Irving, Texas 75038
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            YES [X] NO [ ]

The Company had 70,000,000 shares of $20 par value common stock outstanding at October 31, 1998. The Company's common stock is 100% owned by GTE Corporation.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)


                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                             ----------------------     ----------------------
                                               1998          1997         1998          1997
                                             --------      --------     --------      --------
                                                           (Dollars in Millions)
REVENUES AND SALES
   Local services                            $  362.5      $  355.5     $1,083.6      $1,061.2
   Network access services                      282.6         235.4        751.4         700.4
   Toll services                                 66.7          97.8        226.3         318.4
   Other services and sales                     191.7         132.6        416.9         332.2
                                             --------      --------     --------      --------
      Total revenues and sales                  903.5         821.3      2,478.2       2,412.2
                                             --------      --------     --------      --------

OPERATING COSTS AND EXPENSES
   Cost of services and sales                   204.9         242.6        720.9         775.4
   Selling, general and administrative          120.6         129.5        344.9         397.8
   Depreciation and amortization                146.3         142.8        437.9         476.5
                                             --------      --------     --------      --------
      Total operating costs and expenses        471.8         514.9      1,503.7       1,649.7
                                             --------      --------     --------      --------
OPERATING INCOME                                431.7         306.4        974.5         762.5

OTHER (INCOME) EXPENSE
   Interest - net                                32.1          25.9         91.5          77.5
   Other - net                                   (2.2)           --         (2.1)          0.6
                                             --------      --------     --------      --------
INCOME BEFORE INCOME TAXES                      401.8         280.5        885.1         684.4
   Income taxes                                 164.3         109.7        357.6         267.8
                                             --------      --------     --------      --------
NET INCOME                                   $  237.5      $  170.8     $  527.5      $  416.6
                                             ========      ========     ========      ========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)


                                                 September 30,    December 31,
                                                      1998           1997
                                                 -------------    ------------
                                                     (Dollars in Millions)
ASSETS
Current assets
   Cash and cash equivalents                       $     5.6      $     9.9
   Receivables, less allowances
     of $67.1 and $65.2                                649.9          618.4
   Accounts receivable from affiliates                  21.8           66.4
   Note receivable from affiliate                         --           14.2
   Inventories and supplies                             61.8           51.1
   Prepaid insurance                                    21.8            6.5
   Deferred income tax benefits                         10.5           19.4
   Other                                                 8.3            9.5
                                                   ---------      ---------
      Total current assets                             779.7          795.4
                                                   ---------      ---------


Property, plant and equipment, at cost              10,503.3       10,077.9
Accumulated depreciation                            (6,621.4)      (6,278.6)
                                                   ---------      ---------
      Total property, plant and equipment, net       3,881.9        3,799.3
                                                   ---------      ---------


Prepaid pension costs                                  812.6          706.5
Other assets                                            28.7           19.1
                                                   ---------      ---------
Total assets                                       $ 5,502.9      $ 5,320.3
                                                   =========      =========


The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                               September 30,    December 31,
                                                   1998             1997
                                               ------------     ------------
                                                   (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt        $        0.3     $      150.2
   Notes payable to affiliates                        167.4             95.8
   Accounts payable                                   129.7            181.0
   Affiliate payables                                 130.9            175.3
   Advanced billings and customer deposits             79.9             65.6
   Taxes payable                                      279.1             26.8
   Accrued interest                                    25.1             30.2
   Accrued payroll costs                               97.4             89.2
   Dividends payable                                  170.0            158.2
   Other                                              187.5            192.6
                                               ------------     ------------
      Total current liabilities                     1,267.3          1,164.9
                                               ------------     ------------

Long-term debt                                      1,565.9          1,466.7
Deferred income taxes                                 502.7            394.9
Deferred employee benefit obligations                 195.6            225.4
Other liabilities                                     156.5            272.6
                                               ------------     ------------
      Total liabilities                             3,688.0          3,524.5
                                               ------------     ------------

Shareholders' equity
   Preferred stock                                     50.0             50.0
   Common stock (70,000,000 shares issued)          1,400.0          1,400.0
   Additional paid-in capital                          82.2             82.2
   Retained earnings                                  282.7            263.6
                                               ------------     ------------
      Total shareholders' equity                    1,814.9          1,795.8
                                               ------------     ------------
Total liabilities and shareholders' equity     $    5,502.9     $    5,320.3
                                               ============     ============



The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                     Nine Months Ended
                                                                        September 30,
                                                               ------------------------------
                                                                   1998               1997
                                                               ------------      ------------
                                                                   (Dollars in Millions)
OPERATIONS
   Net income                                                  $      527.5      $      416.6
   Adjustments to reconcile net income to net cash
     from operations:
         Depreciation and amortization                                437.9             476.5
         Deferred income taxes                                         98.9              87.4
         Provision for uncollectible accounts                          57.6              60.4
         Changes in current assets and current liabilities             23.2            (100.1)
         Other - net                                                 (177.7)           (129.0)
                                                               ------------      ------------
      Net cash from operations                                        967.4             811.8
                                                               ------------      ------------

INVESTING
   Capital expenditures                                              (510.9)           (396.6)
   Other - net                                                          2.6               3.8
                                                               ------------      ------------
      Net cash used in investing                                     (508.3)           (392.8)
                                                               ------------      ------------

FINANCING
   Long-term debt issued                                              197.6             295.1
   Long-term debt and preferred stock retired,
     including premiums paid on early retirement                     (150.1)           (268.7)
   Dividends                                                         (496.6)           (472.6)
   Decrease in short-term obligations,
     excluding current maturities                                        --             (71.0)
   Net change in affiliate notes                                      (14.3)             98.5
                                                               ------------      ------------
         Net cash used in financing                                  (463.4)           (418.7)
                                                               ------------      ------------

Increase (decrease) in cash and cash equivalents                       (4.3)              0.3

Cash and cash equivalents:
   Beginning of period                                                  9.9              22.2
                                                               ------------      ------------
   End of period                                               $        5.6      $       22.5
                                                               ============      ============





The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

GTE California Incorporated (the Company) is incorporated under the laws of the State of California and is a subsidiary of GTE Corporation (GTE).

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

NOTE 2.  DEBT

In May 1998, the Company issued $200.0 million of 6.75% Series F Debentures, due 2027. The net proceeds were applied toward the repayment of short-term borrowings.

In compliance with Statement of Financial Accounting Standards (SFAS) No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," long-term debt as of September 30, 1998 includes $100.0 million of short-term borrowings in the form of affiliate notes payable. These affiliate notes payable represent notes payable to GTE and GTE Funding Incorporated, an affiliate company that provides short-term financing and investment vehicles and cash management services for the Company.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

Employee Benefit Disclosures

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The Company will provide the new disclosures in the 1998 Annual Report on Form 10-K. The adoption of SFAS No. 132 will have no impact on the consolidated results of operations or financial condition.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


Computer Software

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 defines internal-use software and requires that the cost of such software be capitalized and amortized over its useful life. Presently, the Company's practice is to capitalize initial operating system and certain application software and expense the cost of other software, including right-to-use fees. The Company is currently assessing the impact of capitalizing and amortizing the cost of all types of internal-use software as required by SOP 98-1, effective January 1, 1999.

Costs of Start-Up Activities

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" to provide guidance to all non-governmental entities on financial reporting of costs of start-up activities. SOP 98-5 must be adopted not later than January 1, 1999, and requires that costs of start-up activities be expensed as incurred instead of being capitalized and amortized. It applies to start-up activities and costs of organization of both development stage and established operating entities. Based on the Company's current policy for costs of start-up activities, SOP 98-5 will not have an impact on the consolidated results of operations or financial condition.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is assessing the impact of adopting SFAS No. 133 and intends to implement as of January 1, 2000.


NOTE 4.   PROPERTY REPOSITIONING

In April 1998, GTE announced its intention to reposition non-strategic access lines, including some access lines in the states served by the Company. These lines generally exhibit slower growth characteristics and do not earn their cost of capital. Many of these lines are in markets where the Company is facing competitors who have regulatory advantages in the areas of access pricing and Universal Service Fund subsidies. Specifically, access lines in the states of Arizona and California have been identified for purchase or trade. The identified assets constituted approximately 1% of the Company's total switched access lines and net plant at December 31, 1997. These access lines generated approximately 1% of the Company's 1997 revenues. The Company's goal is to reach the first definitive agreement in the first quarter of 1999 and definitive agreements for all properties by mid-year 1999. Transition of the properties to the buyers will occur during the remainder of 1999 and into 2000.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations



RESULTS OF OPERATIONS

(Dollars in Millions)
                                         September 30,
                                  --------------------------      Increase        Percent
Net income                           1998            1997        (Decrease)       Change
----------                        ----------      ----------     ----------     ----------
   Three months ended             $    237.5      $    170.8     $     66.7            39%
   Nine months ended                   527.5           416.6          110.9            27%

The three month and nine month increases to net income are primarily the result of higher revenues from network access services revenues and other revenues and lower operating costs, partially offset by lower toll revenues.

REVENUES AND SALES

(Dollars in Millions)                Three Months Ended
                                        September 30,
                                  -------------------------      Increase         Percent
                                     1998           1997        (Decrease)         Change
                                  ----------     ----------     ----------      ------------
   Local services                 $    362.5     $    355.5     $      7.0               2%
   Network access services             282.6          235.4           47.2              20%
   Toll services                        66.7           97.8          (31.1)            (32)%
   Other services and sales            191.7          132.6           59.1              45%
                                  ----------     ----------     ----------
     Total revenues and sales     $    903.5     $    821.3     $     82.2              10%
                                  ==========     ==========     ==========


(Dollars in Millions)                Nine Months Ended
                                       September 30,
                                  -------------------------      Increase          Percent
                                     1998           1997        (Decrease)         Change
                                  ----------     ----------     ----------      ------------
   Local services                 $  1,083.6     $  1,061.2     $     22.4               2%
   Network access services             751.4          700.4           51.0               7%
   Toll services                       226.3          318.4          (92.1)            (29)%
   Other services and sales            416.9          332.2           84.7              25%
                                  ----------     ----------     ----------
     Total revenues and sales     $  2,478.2     $  2,412.2     $     66.0               3%
                                  ==========     ==========     ==========

Local Services Revenues

The increases in local services revenues for the third quarter and first nine months of 1998, compared to the same periods in 1997, are primarily due to the reversal of a reserve previously recorded for a California Public Utilities Commission (CPUC) proceeding related to potential annual price cap adjustments to reflect the revenue requirement impact of the Company's adoption of the Federal Communications Commission's (FCC's) Rewrite of the Uniform System of Accounts. In July 1998, favorable actions of the CPUC staff gave management indication that this reserve was no longer necessary. Excluding this revenue reserve reversal, local services revenues decreased $19.6 million or 6% and $31.2 million or 3% for the third quarter and first nine months of 1998, respectively.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued




Factors contributing to the three and nine month decreases ended September 30, 1998, include declines in non-recurring charges of $1.2 million and $17.0 million, respectively, related in part to waivers given to customers. Additional decreases are in miscellaneous local services such as private line revenues, contracted voicemail, directory assistance and operator services and Extended Area Service transitional support payments. In aggregate, these decreases amounted to $11.3 million and $22.0 million for the three and nine months ended September 30, 1998, respectively. Also, the impact of the CPUC Implementation Rate Design supplement, recorded in 1997, contributed $4.4 million and $13.3 million in decreases for the three and nine month periods ended September 30, 1998, respectively. These decreases are partially offset by favorable changes to basic local services revenues of $16.4 million for the nine month period ended September 30, 1998, primarily caused by a 5% access line growth. The access line growth also generated an increase in CentraNet(R) services of $14.1 million for the nine month period ended September 30, 1998.

Network Access Services Revenues

The increases in network access services revenues for the three and nine month periods ended September 30, 1998, are partially due to an increase in minutes of use of 14% and 13%, generating additional revenues of $16.6 million and $46.3 million, respectively. Special access revenues grew $20.5 million and $47.4 million, respectively, for the three and nine month periods, due to greater demand for increased bandwidth services by Internet Service Providers and other high capacity users. The three and nine month increases are partially offset by unfavorable impacts of $12.5 million and $34.9 million, respectively, from sharing provisions and rate changes related to the FCC's 1997 and 1998 price cap filings along with decreases in cellular access revenues and other intraLATA (local access transport area) switched access revenues. In 1997, the FCC ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, resulted in a decrease in revenues of $5.2 million and $20.4 million for the three and nine month periods ended September 30, 1998, respectively. (For further explanation of FCC actions see section entitled "FEDERAL REGULATORY DEVELOPMENTS.")

Toll Services Revenues

The decreases in toll services revenues for the three and nine month periods ended September 30, 1998 are primarily due to reduced toll volumes, resulting from intraLATA toll competition including 10-10-XXX and 1+ presubscription, which accounts for $26.7 million and $86.1 million of the decrease, respectively.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued



Other Services and Sales Revenues

Other services and sales revenues increased for the three and nine month periods ended September 30, 1998, partially due to an $8.6 million and $19.9 million increase, respectively, associated with the FCC's order increasing payphone compensation from interexchange carriers (IXCs) (see section entitled "FEDERAL REGULATORY DEVELOPMENTS - Payphone Orders") and a $7.3 million and $16.3 million increase in revenues from billing and collection services. In addition, both the three and nine month periods experienced increases in directory advertising revenues of $19.6 million and $14.2 million and equipment rental revenues of $11.5 million and $7.5 million. Also, higher usage and recurring charges related to the Tele-Go(R) wireless product contributed to the growth for the three and nine month periods.


OPERATING COSTS AND EXPENSES

(Dollars in Millions)                           Three Months Ended
                                                  September 30,
                                            -------------------------      Increase         Percent
                                               1998            1997       (Decrease)        Change
                                            ----------     ----------     ----------      ----------
   Cost of services and sales               $    204.9     $    242.6     $    (37.7)            (16)%
   Selling, general and administrative           120.6          129.5           (8.9)             (7)%
   Depreciation and amortization                 146.3          142.8            3.5               2%
                                            ----------     ----------     ----------
     Total operating costs and expenses     $    471.8     $    514.9     $    (43.1)             (8)%
                                            ==========     ==========     ==========


(Dollars in Millions)                          Nine Months Ended
                                                  September 30,
                                            -------------------------      Increase         Percent
                                               1998           1997        (Decrease)        Change
                                            ----------     ----------     ----------      ----------
   Cost of services and sales               $    720.9     $    775.4     $    (54.5)             (7)%
   Selling, general and administrative           344.9          397.8          (52.9)            (13)%
   Depreciation and amortization                 437.9          476.5          (38.6)             (8)%
                                            ----------     ----------     ----------
     Total operating costs and expenses     $  1,503.7     $  1,649.7     $   (146.0)             (9)%
                                            ==========     ==========     ==========

The decrease in total operating costs and expenses for the nine month period ended September 30, 1998 compared to the same period in 1997, is primarily due to the following factors: lower labor and benefit costs in 1998, including the favorable true-up of certain employee benefits and other liabilities; a decrease of $17.7 million due to higher selling and marketing costs in 1997, resulting from efforts to stimulate demand for enhanced services and preserve market share; and a $7.6 million reduction in costs related to lower switch software right-to-use fees. Partially offsetting these decreases for the nine month period ended September 30, 1998 are $21.5 million in charges related to corrective action taken with Street Address directories and information pages (see section entitled "OTHER DEVELOPMENTS") and $18.7 million in charges associated with storm damage costs within the Company's service territories.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued




The three month decrease in operating costs and expenses is partially due to lower switch software right-to-use fees of $8.9 million in the third quarter of 1998 compared to the same period in 1997 and $9.8 million caused by higher sales and marketing costs in 1997. In addition, lower labor and benefit costs in 1998, including the favorable true-up of certain employee benefits and other liabilities contributed to the decrease.

The year-to-date decrease in depreciation is the result of lower depreciation rates, reflecting higher net salvage values of certain telephone plant and equipment that went into effect in the third quarter of 1997.


OTHER INCOME STATEMENT ITEMS

Interest-net increased 24% or $6.2 million and 18% or $14.0 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997, primarily due to higher average short-term and long-term debt levels.

Income taxes increased 50% or $54.6 million and 34% or $89.8 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The increases are primarily due to the corresponding increases in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit. The Company has an existing shelf registration statement outstanding for an additional $500.0 million of debentures.

The Company's primary source of funds during the first nine months of 1998 is cash from operations of $967.4 million compared to $811.8 million for the same period in 1997. The increase in cash from operations primarily reflects the improved results from operations along with a decrease in working capital requirements, primarily due to the change in accrued taxes and interest.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


Net cash used in investing activities during the first nine months of 1998 is $508.3 million compared to $392.8 million for the same period in 1997. The majority of new investment is being made to meet the demands of growth, modernize facilities and develop and install new software, all of which are required to support new products and enhanced services. The overall anticipated capital expenditures for 1998 are expected to be comparable to the total capital expenditures incurred during 1997.

Net cash used in financing activities is $463.4 million during the first nine months of 1998 compared to $418.7 million for the same period in 1997. This included dividend payments of $496.6 million in the first nine months of 1998 compared to $472.6 million for the same period in 1997. Short-term financing, including the net change in affiliate notes, decreased $14.3 million in the first nine months of 1998, compared to an increase of $27.5 million for the same period in 1997. The Company retired $150.1 million of long-term debt and preferred stock during the first nine months of 1998 compared to $268.7 million during the first nine months of 1997. The Company issued $200.0 million of 6.75% debentures in May of 1998. The proceeds were applied toward the repayment of the Company's short-term borrowings.

FEDERAL REGULATORY DEVELOPMENTS

Interstate Access Revision

The Company filed interstate access revisions during 1997 that became effective in June 1997 and July 1997. Overall, these filings resulted in a net annual price reduction of $36.9 million. In December 1997, the FCC issued an order to file revised access rates effective in January 1998, which resulted in additional interstate access revenue reductions of approximately $10.0 million annually. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective in January 1998. Generally, the FCC reduced and restructured the per minute charges paid by long-distance carriers and implemented new per-line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, the reductions in usage sensitive access charges of $35.1 million paid by long-distance carriers were partially offset by $30.0 million of new per-line charges and the charges paid by end-user customers. Effective in July 1998, access charges were further reduced by $22.8 million annually in compliance with FCC requirements to reflect the impacts of access charge reform.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's decisions in this order before the Eighth Circuit Court of Appeals based on the belief that the FCC did not eliminate

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued



the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act of 1996 (TA96), and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit announced its decision on the multiple appeals of the FCC Access Reform Order. The opinion denies all of the petitions for review of the access charge order. The Company is considering its options.

In October 1998, the FCC began a proceeding to "refresh the record" used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its "market based" access charge reform approach, or to adopt a "prescriptive" approach.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the TA96's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the TA96 to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is scheduled for December 1998. A final decision on the appeal is expected to be issued by mid-1999.

In its Order on Reconsideration dated July 13, 1998, the FCC referred some key issues back to the Federal-State Joint Board (the Board) on universal service. The Board's recommendations are due in the fourth quarter of 1998. In its October 22, 1998 Order, the FCC selected a "synthesis" model platform for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. The implementation date of the new universal service mechanism for non-rural carriers was moved to July 1999. The Company is assessing the Order and its options.

The Eighth Circuit Court ruling on FCC access reform (see previous discussion of "Interstate Access Revision") also impacts universal service. Specifically, the FCC is not required to eliminate all implicit subsidies before the explicit universal service mechanism is implemented in July 1999.

Payphone Orders

On June 4, 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the TA96. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including credit card and toll-free calls for which PSPs were not previously compensated.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued




Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Order and Report mentioned above. In this second order, the FCC established a new per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning October 9, 1997.

On April 3, 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index
(PCI) that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap local exchange carriers (LECs) by adopting a productivity offset of 6.5%. This matter is before the FCC as discussed above.

In June 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review is whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year. Associated with the FCC's current activity to "refresh the record" for access reform discussed above, the FCC will decide whether the 6.5% productivity offset should be changed.


STATE REGULATORY DEVELOPMENTS

New Regulatory Framework

Effective January 1, 1990, the CPUC adopted the new regulatory framework (NRF) for the Company. Under the NRF, rates are adjusted annually by the PCI, which is based on inflation minus a productivity improvement factor. Rates for partially competitive services, such as Centrex and custom calling features, may be priced below the price cap within a range set by the CPUC. Rates are also adjusted for exogenous events that are beyond the control of management as defined in this plan. Fully competitive services, such as directory advertising, are not subject to pricing limits set by the CPUC.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued




This year, the CPUC instituted its third triennial review of NRF to determine whether changes should be made to the existing price cap mechanism. Both Pacific Bell and the Company supported a pure price cap model in that the remaining elements of regulation of the level of earnings would be eliminated. However, the Company disagrees with Pacific Bell's proposal to cap the basic residential service at its existing rates through year 2001. A final CPUC decision, issued in October 1998, imposed (1) continued suspension of the "Gross Domestic Product Price Index minus X" (Productivity Factor) aspect until 2001, (2) suspension of sharing until 2001, (3) elimination of annual review and approval of depreciation rate changes, and (4) basic residential service capped at current rates through 2001.

Extended Area Service Routes

In June 1998, the CPUC issued a decision adopting a policy prospectively terminating the establishment of new Extended Area Service (EAS) routes within the territories of the large and mid-sized local exchange companies. Existing EAS routes shall be grandfathered for the present time.

Arbitration

In July 1998, the Company filed an Application for Rehearing regarding the CPUC's denial of the Company's request to modify the AT&T Corp. (AT&T) Arbitration Decision. The Company claimed that the CPUC erred in its conclusion that the Company voluntarily agreed to rebundle unbundled network elements (UNEs), and failed to recognize that the Company was merely abiding by federal law, since the FCC rules concerning UNE combinations were in effect at that time. The CPUC denied the motion and the Company will appeal.

Competition

In January 1998, the CPUC approved the Company's petition to amend its current Certificate of Public Convenience and Necessity, to allow additional authority to operate both as a reseller and facilities-based competitive local exchange carrier, offering local exchange service within the territories of mid-sized local exchange carriers. Authority to commence facilities-based service was effective in February 1998 and authority to resell services was effective in April 1998, upon the filing of tariffs.

Open Access and Network Architecture Development Proceeding

In September 1997, the Company submitted cost studies for UNEs and retail services to the CPUC. A final order on the Company's UNE costs is anticipated in the first quarter of 1999 and a final order on UNE prices is anticipated by the third quarter of 1999.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued



In a separate phase of the Open Access Network Architecture Development proceeding, the CPUC allowed comments on parties' Operational Support Systems
(OSS) and Non-Recurring Cost (NRC) studies which were submitted in September 1997. The Company filed a pricing proposal for OSS and NRCs in April 1998 along with testimony regarding what constitutes a "reasonable markup" for UNEs, arbitrage and price floor determinations. A final order on these matters is expected in December 1998.

In additional separate phases of this proceeding, the CPUC held hearings in the summer of 1997 to determine the appropriate discount for the Company's resale services. A decision is expected in the first quarter of 1999. The CPUC also opened a phase to determine the costs and the appropriate prices the Company may charge competitors to collocate facilities in its central offices. Hearings on competing cost studies submitted by the Company, Pacific Bell and AT&T/MCI are set for January 1999, with a final decision due in July 1999.

Property Tax Proceeding

In 1994, the CPUC issued a proposed order allowing the Company to retain 100% of the benefits from a reduction in the annual amount of property tax. A final order has not been issued. A ruling in favor of flowing benefits to the ratepayer would require a refund of the tax reduction for all prior applicable years. However, the Company does not believe such a ruling would result in a material impact to the Company's results of operations, as it has adequately reserved for this contingency.


OTHER DEVELOPMENTS

In March and April 1998, the Company took action to correct errors discovered in certain specialty directories known as Street Address directories. Less than two percent of the Company's customers with non-published, non-listed and non-address directory listings had their information erroneously printed in the Street Address books, which are specialty marketing directories generally used by a limited number of California businesses on a leased basis. Once the full scope of the errors was known, the Company took immediate action to develop and implement a comprehensive plan to retrieve and replace the directories in question. This included seeking and obtaining a temporary restraining order preventing the use, copy or distribution of the directories by any remaining holders. Efforts were also made to contact all customers who had requested non-published, non-listed or non-address listings, in addition to the small percentage impacted by the errors. In September 1998, additional publication errors relating to a small number of the non-published customers involved in the Street Address directories problem, were discovered in some white page directories. The financial impact, if any, of potential CPUC or legal actions that may arise as a result of these occurrences cannot be determined at this time.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued



RECENT DEVELOPMENTS

Proposed GTE/Bell Atlantic Merger

On July 27, 1998, GTE and Bell Atlantic Corporation (Bell Atlantic) entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approval, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

Property Repositioning

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2 billion to $3 billion by selling non-strategic or under-performing operations, and plans to reduce annual costs by more than $500 million through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement is under ongoing review. Specifically, access lines in the states of Arizona and California have been identified for purchase or trade. The identified assets constituted approximately 1% of the Company's total switched access lines and net plant at December 31, 1997. These access lines generated approximately 1% of the Company's 1997 revenues. The Company's goal is to reach the first definitive agreement in the first quarter of 1999 and definitive agreements for all properties by mid-year 1999. Transition of the properties to the buyers will occur during the remainder of 1999 and into 2000.

Foreign Language Assistance Center Proceeding

The CPUC is conducting an investigation of allegations that personnel of the Company destroyed or altered documents during a 1992-1993 CPUC probe of sales improprieties at the Company's Foreign Language Assistance Center. During 1997, the Company asked former California Supreme Court Chief Justice Malcolm
M. Lucas to investigate the allegations. In October 1997, Chief Justice Lucas submitted his report to the Company and the CPUC. In response to the Lucas report, the Company has disciplined four employees. In February 1998, the CPUC ordered a formal investigation into the marketing practices of the Foreign Language Assistance Center as well as allegations that the Company provided misleading information. The Company agreed with the CPUC staff to settle this proceeding for $9.8 million, payable over three years with no interest. The settlement is contingent on CPUC approval. Resolution is expected by year-end 1998.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued



YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact the telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, the Company also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. GTE's program methodology is very similar to the General Accounting Office (GAO) methodology, and in 1997 GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that its core operations and essential functions will be ready for the millennium transition.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 4) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 63% complete as of September 30, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to 12% of GTE's overall Year 2000 budget. These funds are planned for program closeout and verification in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of PSTN in the United States has been upgraded substantially for Year 2000; 69% of GTE's digital access lines are already operational using Year 2000 compliant central office switches. Additionally, over 75% of GTE's legacy software has been remediated. Over the next nine months GTE's focus will be the deployment of these systems throughout operations and the testing of those systems under actual operating conditions.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued




Using the nomenclature of the GAO, GTE's Year 2000 program can be characterized as follows: Management, including transition into the Year 2000, is 43% complete, with a projected end date of March 2000; Awareness is approximately 60% complete and is expected to continue until June 1999; System Assessment is approximately 62% complete and is expected to be completed by December 1998; System Renovation, including supplier products, is approximately 76% complete, with intended completion by December 1998 for essential functions; Validation, including enterprise testing in operational environments, is 44% complete, with an expected completion in June 1999; and Implementation, including regional deployment, is 63% complete, with an expected completion in June 1999.

In summary, compliant product rollout (deployment) and enterprise testing of GTE's telecommunications-related businesses, including national and international interoperability and verification, are presently expected to be complete by the end of June 1999. Due to its relatively recent acquisition of BBN Corporation, GTE's data initiative is presently targeting completion of its key infrastructure systems by the end of September 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000-compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of September 30, 1998, Year 2000-compliant versions, or suitable alternatives, for 53% of these vital supplier products have been provided. GTE presently expects that by December 31, 1998, Year 2000-compliant versions, or suitable alternatives, of third-party supplier products for GTE's critical or major legacy and support systems will have been delivered.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. Separately, GTE's corporate internal and external auditors conduct periodic reviews of each business unit's Year 2000 activities and report significant findings, if any, to business unit and corporate management.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued




Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through September 30, 1998, expenditures totaled $177 million. Year 2000 remediation costs are expensed in the year incurred. These expenditures constitute approximately 6% of the 1998 IT budget and are projected to be approximately 4% of the 1999 IT budget. The current estimate for the cost of remediation for the Company is approximately $52 million. Through September 30, 1998 expenditures totaled $22.8 million. GTE has not elected to replace, or to accelerate the schedule of a planned replacement of, systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both corporate employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 78% of GTE's program effort involves U.S. domestic operations of all types. Twenty-two percent (22%) of the effort is dedicated to GTE's international operations.

Risks of Year 2000 Issues

GTE has begun to examine the risks associated with its "most reasonably likely worst case Year 2000 scenarios." To date, GTE has no indication that any specific function or system is so deficient in technical progress as to threaten GTE's present schedule. GTE's program and plans currently indicate a compliant network infrastructure to be deployed by the end of June 1999. A general, unspecific, schedule shift that would erode progress beyond January 1, 2000, cannot reasonably be calculated. If, however, there were a schedule delay lasting no more than six months, such schedule erosion would likely affect only nonessential systems due to the prioritization of work schedules.

Other scenarios might include a possible but presently unforeseen failure of key supplier or customer business processes or systems. This situation could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. GTE's present assessment of its key suppliers and customers does not indicate that this scenario is likely.

To date, GTE has not encountered any conditions requiring tactical contingency planning to its existing Year 2000 program; however, contingency planning for business and network operations and customer contact during 1999 and 2000 is ongoing.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis with respect to expected financial results and future events and trends is forward-looking, based on the Company's estimates and assumptions and is subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of pending and potential future federal, state and local regulatory initiatives and proceedings, and judicial review of those initiatives and proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance; and (6) the success of new GTE products, services and businesses such as bundled services through marketing and sales initiatives.

PART II. OTHER INFORMATION

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits required by Item 601 of Regulation S-K.

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27    Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the third quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GTE California Incorporated
                                        --------------------------------
                                                   (Registrant)

Date:    November 12, 1998                   /s/ Stephen L. Shore
     --------------------------         --------------------------------
                                                Stephen L. Shore

                                                    Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit
     Number                                                    Description
     -------              --------------------------------------------------------------------------------
        12                Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                Financial Data Schedule