Form 10-K405
period 1998-12-31
GTE CALIFORNIA INC
filed 1999-03-31
CIK 40864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the fiscal year ended: DECEMBER 31, 1998
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [X]

The Company had 70,000,000 shares of $20 par value common stock outstanding at February 28, 1999. The Company's common stock is 100% owned by GTE Corporation.

The aggregate market value of the registrant's voting preferred stock held by non-affiliates at February 28, 1999, amounted to $4,241,121.

Document incorporated by reference: Proxy Statement for Annual Meeting of Shareholders (Incorporated in Part III).

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

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with long distance carriers (IXCs). These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by providing such services as billing and collection and operator services to IXCs. At December 31, 1998, the Company served 5,459,357 access lines in its service territories.

At December 31, 1998, the Company had 12,444 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. No agreements expired in 1998. The new tentative agreement with the CWA is expected to be ratified by April 1999 and will expire in March 2002, and the agreement with the IBEW will expire in September 1999. No significant problems are expected in reaching new agreements.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

The Company has finalized interconnection agreements with various competitive local exchange carriers (LECs). A number of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. The Company challenged a number of such agreements in 1997. The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, which had been previously reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent LECs to provide unbundled network elements (UNEs) to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered and under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, the Company will continue to provide individual UNEs under existing interconnection agreements.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per minute charges paid by IXCs and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by IXCs were intended to be offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in annual price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which LECs and IXCs charge customers for using the local phone network to make long distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order.

In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January 1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Payphone Orders

In June 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for calls for which they were not previously compensated originating from payphones, including credit card and toll-free calls.

Subsequently, in October 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Report and Order mentioned above. In this second Order, the FCC established a new non-coin per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning in October 1997. In February 1999, after a court remand, the FCC ordered a new per-call rate of 24.0 cents for compensation that all PSPs were eligible to receive beginning in the second quarter of 1999. GTE will appeal the order.

In April 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. The Company will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June of 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first half of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and to circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP's local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills after February 1, 1999. The FCC is investigating the costs supporting the filing.

Internet Service Traffic

On February 25, 1999, the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule that existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and FCC orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

Further information regarding the Company's activities with the various state regulatory agencies is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "REGULATORY AND COMPETITIVE TRENDS - INTRASTATE SERVICES."


OTHER DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.

In April 1998, GTE announced the planned sale of local telephone exchanges that have approximately 1.6 million access lines in 13 states. Specifically, access lines in the states of California and Arizona have been identified for sale or trade. The identified assets constituted approximately 1% of the average switched access lines that the Company had in service during 1998. FCC and state commission approvals of the access line sales will be required. Preliminary meetings have been held with the regulators. Transition of these properties to the buyers will occur during 1999 and into 2000.

During the first quarter of 1999, GTE also continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that will result in a one-time charge for GTE during the first quarter of 1999. The amount of the charge is not yet determinable since it will depend on the level of voluntary separations. The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by GTE. The impact of this announcement on the Company is unknown at this time.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company, along with other unrelated corporations, has been named as a potentially responsible party at a number of "Superfund sites." These are sites which, although lawfully used in the past, were determined to require remediation. Remediation activities by GTE also continue at some present or formerly owned sites pursuant to other federal or state environmental statutes or regulations. GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, the remediation cost at any individual site or at all sites in the aggregate is not expected to be material. Factors used to evaluate expected GTE costs include remediation and investigation cost estimates as well as legal fees, the number of viable parties involved, the degree of GTE's involvement and past experience. No present value discounting is used. Although the complexity of environmental regulations and the widespread imposition of multi-party joint and several liability at Superfund sites make it difficult to assess the Company's share of liability, management believes it has made adequate provision in the financial statements.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund sites and outlays required to keep existing operations in compliance with environmental regulations.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of California, Nevada and Arizona, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1994 to December 31, 1998, the Company made capital expenditures of $2.7 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 26% of gross plant of $10.5 billion at December 31, 1998.


Item 3.  Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE.

SHAREHOLDER SERVICES
BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o Account information                            o Statements and reports
o Dividends                                      o Change of address
o Market prices                                  o Lost certificates
o Transfer instructions

Shareholders may call toll-free at 800/225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 781/575-2990.

Or write to BankBoston, N.A., c/o EquiServe, L.P., P.O. Box 8031, Boston, MA 02266-8031.

Shareholders with e-mail addresses can send inquiries to http://www.equiserve.com

For overnight delivery services, use the following address:
            BankBoston, N.A.
            c/o EquiServe, L.P.
            Blue Hills Office Park
            150 Royall Street
            Mail Stop 4502-60
            Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates is Securities Transfers and Reporting Services, 100 William St., Galleria, New York, NY 10038.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1998 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call 800/225-5160.

INFORMATION VIA THE INTERNET
World Wide Web users can access information about GTE at:  http://www.gte.com

OTHER SECURITIES
Questions regarding the bonds, debentures and preferred securities of the Company should be directed to Treasury Department-Capital Markets, GTE Corporation, 1255 Corporate Drive, Irving, TX 75038, or call 972/507-5038.

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 800/828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE
The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6. Selected Financial Data (See Note 3 to the Company's consolidated financial statements included in Item 8)

GTE California Incorporated and Subsidiaries

                                                    ---------------------------------------------------------------------
Selected Income Statement Items (a)                    1998           1997           1996         1995 (b)         1994
-----------------------------------                 ---------------------------------------------------------------------
                                                                          (Dollars in Millions)
Revenues and sales                                  $  3,369.6     $  3,322.4    $  3,141.2     $  3,144.8     $  3,319.9
Operating costs and expenses                           2,117.8        2,186.5       2,198.6        2,454.6        2,374.2
                                                    ---------------------------------------------------------------------
Operating income                                       1,251.8        1,135.9         942.6          690.2          945.7
Interest - net                                           118.4          101.9          98.6          111.8          105.8
Other - net                                               (2.7)           0.7          (1.1)            --             --
Income taxes                                             454.6          390.5         329.3          235.5          339.6
                                                    ---------------------------------------------------------------------
Income before extraordinary charges                      681.5          642.8         515.8          342.9          500.3
Extraordinary charges                                       --             --            --         (711.1)            --
                                                    ---------------------------------------------------------------------
Net income (loss)                                   $    681.5     $    642.8    $    515.8     $   (368.2)    $    500.3
                                                    =====================================================================

Dividends declared on common stock                  $    711.5     $    659.6    $    504.2     $    325.9     $    422.8
Dividends declared on preferred stock                      2.4            3.2           4.8            4.8            4.9

Selected Balance Sheet Items
----------------------------
Property, plant and equipment, net                  $  3,912.1     $  3,799.3    $  3,754.6     $  3,994.6     $  5,361.5
Total assets                                           5,605.5        5,320.3       5,083.4        5,345.5        6,718.7
Long-term debt                                         1,691.2        1,466.7       1,280.2        1,375.8        1,370.2
Shareholders' equity                                   1,763.4        1,795.8       1,848.6        1,841.7        2,540.6




(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

(b) In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," resulting in a non-cash, after-tax extraordinary charge of $710.9 million (net of tax benefits of $493.9 million). The charge primarily represented a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition, during 1995, the Company redeemed long-term debt prior to stated maturity, resulting in an after-tax extraordinary charge of $0.2 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OPERATIONS

GTE California Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1998, the Company served 5,459,357 access lines in the states of California, Nevada and Arizona. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

On September 10, 1992, the Company entered into an Agreement of Merger with Contel of California, Inc., a California corporation (Contel California). The agreement provided that Contel California would merge with and into the Company, with the Company to be the surviving corporation in the merger (the Merger). On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the California Public Utilities Commission
(CPUC) to allocate the merger savings between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. On April 10, 1996, in accordance with the enacted legislation, the CPUC granted final approval of the Merger. As part of the order, the CPUC ordered $69.7 million of merger savings to be returned to the ratepayers of both companies, which represented half of the total savings expected to be realized by the Merger over a five-year period. The Company received approval to return these savings to local, toll and access customers beginning in mid-1996. On December 16, 1997, the CPUC approved a stipulation agreement, which included the incorporation of the remaining merger savings into the Company's prospective rates.

The Merger was completed on December 31, 1996 and was accounted for in a manner consistent with a transfer of entities under common control, which is similar to a "pooling of interests." Accordingly, the financial statements include the combined historical results of operations and financial position of the Company and Contel California as though the Merger had occurred at the beginning of each period presented and reflect the elimination of all significant intercompany transactions.


RESULTS OF OPERATIONS
(Dollars in Millions)

                                                                  Years Ended December 31,
                                                    ------------------------------------------------
                                                         1998             1997            1996
                                                    ---------------  --------------- ---------------
    Net income                                      $      681.5     $      642.8    $     515.8

Net income increased in 1998 by $38.7 million or 6%, primarily as the result of growth in network access services revenues and other services and sales revenues combined with lower operating costs and expenses, which is partially offset by reduced toll revenues.

Net income increased 25% or $127.0 million during 1997, largely due to revenue growth from local and network access services revenues and the impact of the stipulation agreement approved by the CPUC in December 1997, mentioned previously.

REVENUES AND SALES
(Dollars in Millions)                                                                   Increase        Percent
                                                         1998             1997         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
    Local services                                  $    1,434.4     $    1,477.1    $      (42.7)          (3)%
    Network access services                              1,045.6            924.6           121.0           13%
    Toll services                                          303.0            399.1           (96.1)         (24)%
    Other services and sales                               586.6            521.6            65.0           12%
                                                    ---------------  --------------- ---------------
      Total revenues and sales                      $    3,369.6     $    3,322.4    $       47.2            1%
                                                    ===============  =============== ===============

(Dollars in Millions)                                                                   Increase        Percent
                                                         1997             1996         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
    Local services                                  $    1,477.1     $    1,333.2    $      143.9           11%
    Network access services                                924.6            870.5            54.1            6%
    Toll services                                          399.1            490.1           (91.0)         (19)%
    Other services and sales                               521.6            447.4            74.2           17%
                                                    ---------------  --------------- ---------------
      Total revenues and sales                      $    3,322.4     $    3,141.2    $      181.2            6%
                                                    ===============  =============== ===============

Local Services Revenues

Local services revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local services revenues decreased in 1998 due to: (1) a decline in non-recurring charges paid by customers of $26.9 million; (2) decreases in miscellaneous local services such as private line revenues, contracted voicemail, directory assistance and operator services and Extended Area Service (EAS) transitional support payments, which aggregated to $32.1 million; and (3) a $17.7 million decrease from the impact of the CPUC Implementation Rate Design (IRD) recorded in 1997. As an offset to these decreases in local services revenues, the Company's access lines grew by 4% generating $17.2 million in additional basic local revenues, $18.9 million in CentraNet(R) services growth and $9.3 million from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS).

In the fourth quarter of 1997, the CPUC approved a stipulation agreement in which the remaining merger expense savings will be incorporated into the Company's prospective rates, as discussed above. Accordingly, the Company reversed the remaining reserve balance, resulting in a $91.5 million favorable impact on the 1997 revenues compared to 1996. Excluding the effect of this item, local services revenues in 1997 increased 4% or $52.4 million. Access line growth of 5% in 1997 generated additional revenues of $30.8 million from basic local services, $15.9 million from CentraNet(R) services and $11.4 million from ISDN and DCS growth. Demand for custom calling features, such as SmartCall(R) and CLASS services, contributed $25.3 million to the increase. In addition, the Company's 1997 California Price Cap Index generated $25.1 million of additional revenues, partially offset by $19.4 million in lower revenues resulting from the removal of EAS transitional support payments. The 1997 increase was also partially offset by settlement reserves recorded in 1997 totaling $11.5 million, reduced support payments of $11.4 million received from the California High Cost Fund, a fund established to subsidize rural providers for the costs of providing universal service, and a net reduction of $11.3 million associated with the CPUC's IRD ruling in 1996.

Network Access Services Revenues

Network access services revenues are based on fees charged to long distance carriers (IXCs) that use the Company's local-exchange network in providing long distance services. In addition, residential and business customers pay end-user access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers also pay access charges for cellular and intraLATA (Local Access Transport Area) toll calls carried by the Company. The increase in network access services revenues in 1998 is primarily due to greater demand for increased bandwidth services by high capacity users, which resulted in $77.8 million in special access revenue growth. In addition, revenues increased $54.7 million as a result of intrastate sharing agreements and $58.1 million due to a 12% increase in access minutes of use. Offsetting these increases is a decrease of $44.0 million resulting from the impact of interstate access rate reductions and sharing provisions from the 1997 and 1998 FCC price caps. In 1997, the Federal Communications Commission (FCC) ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, resulted in a $25.3 million decrease in network access services revenues in 1998.

Increased demand in 1997 for access services by IXCs resulted in a 21% increase in minutes of use and $85.4 million in additional revenues. Special access revenues grew $26.0 million due to greater demand for increased bandwidth services by high capacity users. These increases were partially offset by a $26.4 million revenue reduction from the sharing provisions and rate changes associated with the FCC 1996 and 1997 price cap filings. In addition, revenues from intrastate sharing arrangements and end-user access charges declined by $11.6 million and $6.0 million, respectively.

For further explanation of FCC actions see "REGULATORY AND COMPETITIVE TRENDS - INTERSTATE SERVICES."

Toll Services Revenues

The Company's toll services revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. The decrease of toll services revenues in 1998 compared to 1997 is primarily due to $103.2 million in reduced toll volumes, resulting from intraLATA toll competition. Partially offsetting this decrease is the effect of the annual revision of the California Rate Index, which produced a favorable impact of $15.2 million.

The 1997 decrease reflects reduced toll services revenues of $80.9 million resulting from increased intraLATA toll competition and the impact of optional discount calling plans, which effectively lowered intrastate long distance rates. The decrease also includes a net reduction of $10.8 million associated with the CPUC's IRD ruling in 1996, partially offset by the positive impact of the $8.6 million reserve recorded in 1996 for operating tax settlements.

Other Services and Sales Revenues

The increase in other services and sales revenues in 1998 compared to 1997 is partially due to a favorable impact of $12.8 million associated with the FCC's order increasing payphone compensation from IXCs (as discussed in "REGULATORY AND COMPETITIVE TRENDS - INTERSTATE SERVICES.") Higher usage and recurring charges related to wireless products and services increased revenues by $16.9 million, with additional growth of $16.9 million from billing and collection services. In addition, equipment rental revenues grew by $6.7 million in 1998 and demand for voice messaging services contributed to $5.1 million revenue growth.

The 1997 increase reflects a $14.3 million favorable impact from the FCC's order on payphone interim compensation (as discussed in "REGULATORY AND COMPETITIVE TRENDS - INTERSTATE SERVICES") and an $18.8 million growth in revenues from Emergency 911 equipment and voice messaging services. Other factors contributing to the increase include: $11.5 million from higher billing and collection revenues, $5.4 million from growth in wireless products and services revenues, and $5.1 million from increased sales of products and services to high capacity users. In addition, the revenue reduction recorded in 1996 related to a settlement on the State of California's telecommunications network (CALNET) project produced a $9.5 million favorable impact on 1997 revenues.

OPERATING COSTS AND EXPENSES

(Dollars in Millions)                                                                   Increase        Percent
                                                         1998             1997         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
    Cost of services and sales                      $    1,003.1     $    1,056.4    $      (53.3)          (5)%
    Selling, general and administrative                    525.8            511.8            14.0            3%
    Depreciation and amortization                          588.9            618.3           (29.4)          (5)%
                                                    ---------------  --------------- ---------------

      Total operating costs and expenses            $    2,117.8     $    2,186.5    $      (68.7)          (3)%
                                                    ===============  =============== ===============

(Dollars in Millions)                                                                   Increase        Percent
                                                         1997             1996         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
    Cost of services and sales                      $    1,056.4     $    1,052.5    $        3.9           --
    Selling, general and administrative                    511.8            477.7            34.1            7%
    Depreciation and amortization                          618.3            668.4           (50.1)          (7)%
                                                    ---------------  --------------- ---------------
      Total operating costs and expenses            $    2,186.5     $    2,198.6    $      (12.1)          (1)%
                                                    ===============  =============== ===============

The 1998 decrease in total operating costs and expenses is primarily due to lower benefit costs of $82.1 million, including the favorable true-up of certain employee benefits, and other liabilities. A decrease of $19.1 million due to higher selling and marketing costs in 1997, resulting from efforts to stimulate demand for enhanced services and preserve market share, also contributed to lower operating costs. Partially offsetting these decreases are $30.3 million in charges related to corrective action taken with Street Address directories (see section entitled "OTHER DEVELOPMENTS") and increased costs from an affiliate for customer information pages included in the Company's White Pages directories. Pension settlement gains of $16.8 million recorded in 1997, which resulted from lump-sum payments from the Company's pension plans, partially offset the decreases noted previously. In addition, the Universal Service Fund, which established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers, increased operating costs and expenses by $13.9 million in 1998 compared to 1997. The 1998 depreciation and amortization expense decreased primarily as the result of lower depreciation rates, reflecting higher net salvage values of certain telephone plant and equipment that went into effect in the third quarter of 1997.

A change in depreciation rates to reflect higher net salvage values related to certain telephone plant and equipment caused a $59.9 million decrease in 1997 depreciation expense, which was partially offset by a $9.9 million increase related to 1997 additions to plant. A net decrease in 1997 pension expense resulting from gains on lump-sum payments from the Company's benefit plans, offset by the impact of other pension-related adjustments recorded in 1997, reduced total operating costs expenses by $49.2 million. In addition, billing and collection expense, order processing costs, and operating taxes were lower in 1997 by a combined $21.6 million. These decreases were partially offset by $30.1 million in higher labor and benefits costs, and a $38.3 million increase in selling and marketing expenses resulting from efforts aimed at stimulating customer demand for enhanced services and preserving market share in an increasingly competitive environment. Total expense reductions were also partially offset by the negative impact of the reversal, in 1996, of the $28.9 million reserve established for the Communications Workers of America arbitration and $9.2 million in higher data processing costs.


OTHER INCOME STATEMENT ITEMS

(Dollars in Millions)                                                                    Percent
                                                       1998         1997     Increase     Change
                                                    ----------   ---------   ---------   ---------
    Interest - net                                  $   118.4    $   101.9   $    16.5         16%
    Income taxes                                        454.6        390.5        64.1         16%



(Dollars in Millions)                                                                    Percent
                                                       1997         1996     Increase     Change
                                                    ----------   ---------   ---------   ---------
    Interest - net                                  $    101.9   $    98.6   $     3.3          3%
    Income taxes                                         390.5       329.3        61.2         19%

Interest - net increased in 1998 compared to 1997, as well as 1997 compared to 1996. The increases are primarily attributable to higher average debt levels.

Income tax expense increased in 1998 primarily as a result of an increase in pretax income and other tax adjustments. The 1997 increase in income tax expense is primarily due to a corresponding increase in pretax income, partially offset by adjustments to prior years' tax liabilities.


CAPITAL RESOURCES AND LIQUIDITY

Management believes the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit. The Company also has an existing shelf registration statement outstanding for an additional $275.0 million of debentures.

The Company's primary source of funds during 1998 was cash from operations of $1.1 billion compared to $1.0 billion in 1997. The increase is primarily reflective of improved results from operations and lower working capital requirements.

Net cash used in investing activities was $688.0 million and $625.6 million during 1998 and 1997, respectively. The Company's capital expenditures during 1998 totaled $692.9 million compared to $629.4 million in 1997. The majority of new investment is being made to meet the demands of growth, modernize facilities and develop and install new software, all of which are required to support new products and enhanced services. The Company's capital expenditures for 1999 are expected to be slightly less than the 1998 level.

Cash used in financing activities was $394.5 million in 1998 compared to $418.8 million in 1997. This included dividend payments of $666.7 million in 1998 compared to $617.0 million in 1997. Short-term financings, including the net change in affiliate notes, increased $224.6 million in 1998 compared to an increase of $221.9 million in 1997. The Company retired $150.2 million of long-term debt and preferred stock in 1998 compared to total retirements of $318.8 million in 1997. The Company issued $200.0 million of 6.75% debentures in May 1998 to repay short-term borrowings. The Company issued $300.0 million of 6.70% debentures in September 1997 for repayment of short-term borrowings incurred to finance the Company's construction program and for general corporate purposes. During 1997, the Company entered into forward interest rate swap agreements and forward contracts to hedge against changes in market interest rates of planned long-term debt issuances. These agreements were completed in May 1998. A gain of approximately $0.2 million occurred upon settlement of these agreements and is being amortized over the life of the associated long-term debt issuances as an offset to interest expense.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona for its intrastate business operations and by the FCC for its interstate operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

The Company has finalized interconnection agreements with various competitive local exchange carriers (LECs). A number of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. The Company challenged a number of such agreements in 1997. The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, which had been previously reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent LECs to provide unbundled network elements (UNEs) to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered and under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, the Company will continue to provide individual UNEs under existing interconnection agreements.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per minute charges paid by IXCs and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by IXCs were intended to be offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in annual price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which LECs and IXCs charge customers for using the local phone network to make long distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order.

In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January 1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Payphone Orders

In June 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for calls for which they were not previously compensated originating from payphones, including credit card and toll-free calls.

Subsequently, in October 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Report and Order mentioned above. In this second Order, the FCC established a new non-coin per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning in October 1997. In February 1999, after a court remand, the FCC ordered a new per-call rate of 24.0 cents for compensation that all PSPs were eligible to receive beginning in the second quarter of 1999. GTE will appeal the order.

In April 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. The Company will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June of 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first half of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and to circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP's local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills after February 1, 1999. The FCC is investigating the costs supporting the filing.

Internet Service Traffic

On February 25, 1999, the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule that existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and FCC orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise areas and toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting LECs in conformity with state regulatory orders. The Company also provides long distance access services directly to IXCs and other customers who provide service between LATAs.

New Regulatory Framework

The 1998 intrastate price cap filing did not impact revenues but included rate adjustments resulting from rate and surcharge integration with tariffs relating to the former Contel California service territories. The 1999 price cap filing will reduce revenues by $47.2 million and the surcredit was implemented in February 1999.

A final decision in the Third Triennial Review was issued in October 1998. This decision imposed (1) continued suspension of the productivity factor aspect until 2001; (2) suspension of sharing until 2001; (3) elimination of annual review and approval of depreciation rate changes; and (4) basic residential service capped at current rates through 2001.

Recovery of Implementation Costs

In compliance with a March 1996 decision, the Company established a memorandum account to record actual costs incurred to implement competitive local exchange service from January 1996. In November 1998 the CPUC issued a decision that addressed the following issues: (1) definition of implementation costs; (2) rationale for cost recovery; and (3) amount, timing and method of cost recovery. The order defines "implementation costs" as those one-time costs incurred in response to a regulatory order implementing the infrastructure to enable competitive LECs to compete with the incumbent LEC. The CPUC concluded that costs should be recovered through an end-user surcharge that will spread the cost burden among all customers in a competitively neutral manner.

Universal Service

In September 1998, the CPUC issued its decision that commenced the claims process for the California High Cost Fund-B (CHCF-B), one of two universal service projects introduced in 1997. The decision requires two surcredits: (1) a "permanent" surcredit to offset the ongoing recovery from the CHCF-B, and (2) a "catch-up" surcredit to return to end users the offset of the Company's CHCF-B claims from February 1997 to August 1998. This surcredit in the amount of approximately $74 million will be completed over a yet-to-be-determined three-month period in 1999, and will not affect income because funds recovered from the CHCF-B have been held in reserve.

Open Access and Network Architecture Development Proceeding

In September 1997, the Company submitted cost studies to the CPUC for UNEs and retail services. A final order on the Company's UNE costs is anticipated in the second quarter 1999 and a final order on UNE prices is anticipated in late 1999. In a separate phase of the Open Access and Network Architecture Development (OANAD) proceeding, the Company filed a pricing proposal for Operational Support Systems (OSS) in March 1998 along with testimony regarding what constitutes a "reasonable markup" for UNEs, arbitrage, and price floor determinations. A final order on these matters is expected in the first half of 1999.

In December 1998, the CPUC issued its final order concerning non-recurring and changeover costs associated with OSS interfaces. The CPUC adopted Pacific Bell's cost model for non-recurring and changeover costs and ruled that it was appropriate to use Pacific Bell's cost model to determine the Company's costs, adjusted to conform to its policy objectives and to reflect Company-specific adjustments to set its forward-looking costs. The CPUC rejected the Company and Pacific Bell cost studies concerning OSS recurring costs and directed the Company and Pacific Bell to seek recovery through the memorandum account procedure established in the local competition proceeding. The Company filed an Application for Rehearing in January 1999.

In October 1997, in another phase of the OANAD proceeding, the Company submitted testimony regarding the proper avoided cost model and the resulting permanent resale discount. Hearings were held in November and December 1997. Eight parties submitted testimony and four avoided cost models will be subject to review. The CPUC's goal is to select one model to determine the proper resale discount. A final order is anticipated during the first half of 1999. A collocation phase was added to the OANAD proceeding in June 1998 to determine appropriate methods of collocation and to establish prices for the adopted methods. The Company, Pacific Bell and AT&T/MCI submitted cost studies in October 1998. Hearings were held in February and March of 1999 and a final decision is expected in June 1999.

Merger

In December 1998, GTE and Bell Atlantic filed a Joint Application requesting approval of the GTE/Bell Atlantic merger. The Applicants propose that California ratepayers receive rate reductions reflecting fifty percent of the forecasted merger-related net cost savings attributable to the regulated intrastate Category I and II services. Applicants estimate the total amount of such net savings is $137.8 million over four years, the present value of which is $92.3 million. Applicants propose to allocate fifty percent of the present value of the net savings, or $46.2 million, to California ratepayers in two ways: (1) An annual surcredit of $10.8 million for a four-year period that would apply to local, toll and access services with the exception of basic residential service, and (2) Increase the level of the Company's corporate donations to community-based organizations and programs by $2.5 million per year for a minimum of four years.

Property Tax Proceeding

In 1995, the CPUC issued an interim decision directing the Company and Pacific Bell regarding the impact of a property tax savings settlement. The Company and Pacific Bell filed Applications for Rehearing of this decision. A ruling in favor of flowing benefits to the ratepayer would require a refund of the tax reduction for all prior applicable years. However, the Company does not believe such a ruling would result in a material impact to the Company's results of operations, as it has adequately reserved for this contingency.

PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for a combination of the two companies. Under terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals. The merger agreement requires the consent of several regulatory and governmental agencies, including the Department of Justice (DOJ), FCC and various state public utility commissions (PUCs). In August 1998, GTE and Bell Atlantic advised the DOJ of the merger. On October 2, 1998, GTE and Bell Atlantic filed for approval of the merger with the FCC and notified and/or filed for approval of the parent company merger in every state PUC and the District of Columbia where required. The DOJ and FCC reviews will continue into 1999. As of December 31, 1998, GTE had completed, or substantially completed, merger approvals in 34 states. GTE anticipates the remaining states will approve the merger sometime in 1999.


OTHER DEVELOPMENTS

Property Sale

In April 1998, GTE announced the planned sale of local telephone exchanges that have approximately 1.6 million access lines in 13 states. Specifically, access lines in the states of California and Arizona have been identified for sale or trade. The identified assets constituted approximately 1% of the average switched access lines that the Company had in service during 1998. FCC and state commission approvals of the access line sales will be required. Preliminary meetings have been held with the regulators. Transition of these properties to the buyers will occur during 1999 and into 2000.

Foreign Language Assistance Center Proceeding

The CPUC conducted an investigation of allegations that personnel of the Company destroyed or altered documents during a 1992-1993 CPUC probe of sales improprieties at the Company's Foreign Language Assistance Center. During 1997, the Company asked former California Supreme Court Chief Justice Malcolm M. Lucas to investigate the allegations. In October 1997, former Chief Justice Lucas submitted his report to the Company and the CPUC. In response to the Lucas report, the Company has disciplined four employees. In February 1998, the CPUC ordered a formal investigation into the marketing practices of the Foreign Language Assistance Center as well as allegations that the Company provided misleading information. The Company agreed with the CPUC staff to settle this proceeding for $9.8 million, payable over three years with no interest. In December 1998, the CPUC unanimously approved the settlement. The Company established a reserve for this amount in 1998.

Street Address Directories

In March and April 1998, the Company took action to correct errors discovered in certain specialty directories known as Street Address directories. Less than two percent of the Company's customers with non-published, non-listed and non-address directory listings had their information erroneously printed in the Street Address books, which are specialty marketing directories generally used by a limited number of California businesses on a leased basis. Once the full scope of the errors was known, the Company took immediate action to develop and implement a comprehensive plan to retrieve and replace the directories in question. This included seeking and obtaining a temporary restraining order preventing the use, copy or distribution of the directories by any remaining holders. Efforts were also made to contact all customers who had requested non-published, non-listed or non-address listings, in addition to the small percentage impacted by the errors. In September 1998, additional publication errors relating to a small number of the non-published customers involved in the Street Address directories problem, were discovered in some white page directories. The financial impact, if any, of potential CPUC or legal actions that may arise as a result of these occurrences cannot be determined at this time. The CPUC is expected to rule on this matter in the first half of 1999.

1999 Developments

During the first quarter of 1999, GTE also continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that will result in a one-time charge for GTE during the first quarter of 1999. The amount of the charge is not yet determinable since it will depend on the level of voluntary separations. The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by GTE. The impact of this announcement on the Company is unknown at this time.


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, it also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. In 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that the essential functions of its telecommunications businesses will complete Year 2000 testing by June 30, 1999.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) systems and products that support GTE's national and international business units; 4) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 5) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 76% complete as of December 31, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to approximately 12% of it's overall Year 2000 budget. These funds are planned for verification, problem resolution and administrative program closeout in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 92% of GTE's access lines are already operational using Year 2000 compliant central office switches. Additionally, over 95% of GTE's essential legacy software has been remediated. Over the next six months, the focus will be on deployment and testing of these systems throughout GTE's operations.

GTE's Year 2000 program has been organized into five phases as follows.
Awareness: program definition and general education; Assessment: analysis and prioritization of systems supporting the core business; Renovation: rectifying Year 2000 issues; Validation: testing the Year 2000 solutions; Implementation: placing the tested systems into production. Awareness and Assessment are more than 95% complete; System Renovation, including supplier products, is approximately 89% complete; Validation, including enterprise testing in operational environments, and Implementation, including regional deployment, are approximately 60% complete. It is anticipated that the Renovation, Validation and Implementation phases for essential functions will be complete in June 1999.

In summary, compliant product deployment and enterprise testing for most of GTE's domestic telecommunications-related businesses, including national and international interoperability and validation, are presently expected to be complete by the end of June 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000 compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of December 31, 1998, Year 2000 compliant versions, or suitable alternatives, for 99% of these vital supplier products have been provided and are currently undergoing certification testing by GTE.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. This quality assurance process is expected to be completed in August 1999. Separately, GTE's corporate internal auditors conduct periodic reviews and report significant findings, if any, to business unit and corporate management and the audit committee of the Board of Directors. Program status is also reported each quarter to GTE's external auditors.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through December 31, 1998, expenditures totaled $219 million. The current estimate for the cost of remediation for the Company is approximately $52 million. Through December 31, 1998, expenditures totaled $23.9 million. Year 2000 remediation costs are expensed in the year incurred. GTE has not elected to replace or accelerate the planned replacement of systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 75% of GTE's program effort involves U.S. domestic operations of all types.

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


RECENT ACCOUNTING PRONOUNCEMENTS

Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company will be required to capitalize and amortize the cost of all internal-use software, including network-related software it previously expensed.

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." During the years ended December 31, 1998, 1997 and 1996, there were no differences between net income and comprehensive income.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2000.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers, joint ventures, non-controlled investments and all interconnecting carriers in achieving Year 2000 compliance.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company views derivative financial instruments as risk management tools and, in accordance with Company policy, does not utilize them for speculative or trading purposes. The Company is also not a party to any leveraged derivatives. The Company is exposed to market risk from changes in interest rates. The Company manages its exposure to market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments that have been authorized pursuant to the Company's policies and procedures. The use of these derivatives allows the Company to reduce its overall exposure to market risk, as the gains and losses on these contracts substantially offset the gains and losses on the liabilities being hedged.

The Company uses derivative financial instruments to manage its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk primarily consists of floating rate instruments that are benchmarked to U.S. money market interest rates. The Company manages this risk by using interest rate swaps to convert floating rate short-term debt to synthetic fixed rate instruments. The Company also uses forward contracts to sell U.S. Treasury bonds to hedge interest rates on anticipated long-term debt issuance.

Item 8.  Financial Statements and Supplementary Data

GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
Consolidated Statements of Income (Note 3)

Years Ended December 31,                                            1998            1997          1996
------------------------                                         -----------     ----------    ----------
                                                                           (Dollars in Millions)
REVENUES AND SALES (a)
   Local services                                                 $  1,434.4     $  1,477.1    $  1,333.2
   Network access services                                           1,045.6          924.6         870.5
   Toll services                                                       303.0          399.1         490.1
   Other services and sales                                            586.6          521.6         447.4
                                                                 -----------     ----------    ----------
     Total revenues and sales                                        3,369.6        3,322.4       3,141.2
                                                                 -----------     ----------    ----------


OPERATING COSTS AND EXPENSES (b)

   Cost of services and sales                                        1,003.1        1,056.4       1,052.5
   Selling, general and administrative                                 525.8          511.8         477.7
   Depreciation and amortization                                       588.9          618.3         668.4
                                                                 -----------     ----------    ----------
     Total operating costs and expenses                              2,117.8        2,186.5       2,198.6
                                                                 -----------     ----------    ----------
OPERATING INCOME                                                     1,251.8        1,135.9         942.6


OTHER (INCOME) EXPENSE
   Interest - net (c)                                                  118.4          101.9          98.6
   Other - net                                                          (2.7)           0.7          (1.1)
                                                                 -----------     ----------    ----------
INCOME BEFORE INCOME TAXES                                           1,136.1        1,033.3         845.1
   Income taxes                                                        454.6          390.5         329.3
                                                                 -----------     ----------    ----------
NET INCOME                                                        $    681.5     $    642.8    $    515.8
                                                                 ===========     ==========    ==========


(a) Includes billings to affiliates of $121.8 million, $128.5 million and $130.6 million for the years 1998-1996, respectively.

(b) Includes billings from affiliates of $445.3 million, $184.4 million and $194.0 million for the years 1998-1996, respectively.

(c) Includes interest paid to affiliate of $17.8 million and $15.3 million for the years 1998 and 1997, respectively.









Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
Consolidated Balance Sheets

December 31,                                                                          1998           1997
------------                                                                       ----------     ----------
                                                                                        (Dollars in Millions)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $     16.4     $      9.9
  Receivables, less allowances of $65.9 million and $65.2 million                       661.8          618.4
  Accounts receivable from affiliates                                                    10.8           66.4
  Note receivable from affiliate                                                          0.4           14.2
  Inventories and supplies                                                               54.8           51.1
  Prepaid insurance                                                                      43.3            6.5
  Deferred income tax benefits                                                           27.8            1.7
  Other                                                                                   4.4           27.2
                                                                                   ----------     ----------
    Total current assets                                                                819.7          795.4
                                                                                   ----------     ----------
Property, plant and equipment, net  (including $40.7 million held for
   sale at December 31, 1998, see Note 11)                                            3,912.1        3,799.3
Prepaid pension costs                                                                   847.9          706.5
Other assets                                                                             25.8           19.1
                                                                                   ----------     ----------
Total assets                                                                       $  5,605.5     $  5,320.3
                                                                                   ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                             $       --     $    150.2
  Notes payable to affiliate                                                            281.7           95.8
  Accounts payable                                                                      113.9          181.0
  Affiliate payables and accruals                                                       131.8          175.3
  Advanced billings and customer deposits                                                88.3           65.6
  Taxes payable                                                                         163.6           26.8
  Accrued interest                                                                       26.7           30.2
  Accrued payroll costs                                                                  97.6           89.2
  Dividends payable                                                                     205.5          158.2
  Accrued employee benefit plans                                                         87.8           43.9
  Other                                                                                  82.5          148.7
                                                                                   ----------     ----------
    Total current liabilities                                                         1,279.4        1,164.9
                                                                                   ----------     ----------
  Long-term debt                                                                      1,691.2        1,466.7
  Deferred income taxes                                                                 579.2          394.9
  Deferred employee benefit plans                                                       157.7          225.4
  Other liabilities                                                                     134.6          272.6
                                                                                   ----------     ----------
    Total  liabilities                                                                3,842.1        3,524.5
                                                                                   ----------     ----------
Shareholders' equity:
  Preferred stock                                                                        50.0           50.0
  Common stock (70,000,000 shares issued)                                             1,400.0        1,400.0
  Additional paid-in capital                                                             82.2           82.2
  Retained earnings                                                                     231.2          263.6
                                                                                   ----------     ----------
    Total shareholders' equity                                                        1,763.4        1,795.8
                                                                                   ----------     ----------
Total liabilities and shareholders' equity                                         $  5,605.5     $  5,320.3
                                                                                   ==========     ==========



The accompanying notes are an integral part of these statements.

GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
Consolidated Statements of Cash Flows (Note 3)

Years Ended December 31,                                                                 1998           1997           1996
------------------------                                                              ----------     ----------     ----------
                                                                                               (Dollars in Millions)
OPERATIONS
   Net income                                                                         $    681.5     $    642.8     $    515.8
   Adjustments to reconcile net income to net cash from operations:
       Depreciation and amortization                                                       588.9          618.3          668.4
       Deferred income taxes                                                               158.2          133.0           53.5
       Provision for uncollectible accounts                                                 74.7           71.3           69.4
       Change in current assets and current liabilities:
         Receivables - net                                                                 (62.5)        (142.7)          28.0
         Other current assets                                                              (35.5)         (27.0)           5.4
         Accrued taxes and interest                                                        151.1          (40.5)         (35.3)
         Other current liabilities                                                        (195.9)          56.7          (97.7)
       Other - net                                                                        (271.5)        (279.8)        (136.4)
                                                                                      ----------     ----------     ----------
     Net cash from operations                                                            1,089.0        1,032.1        1,071.1
                                                                                      ----------     ----------     ----------

INVESTING
   Capital expenditures                                                                   (692.9)        (629.4)        (434.1)
   Other - net                                                                               4.9            3.8           22.3
                                                                                      ----------     ----------     ----------
     Net cash used in investing                                                           (688.0)        (625.6)        (411.8)
                                                                                      ----------     ----------     ----------
FINANCING
   Long-term debt issued                                                                   197.6          295.1           98.4
   Long-term debt and preferred stock retired, including premiums
      paid on early retirement                                                            (150.2)        (318.8)         (45.3)
   Dividends                                                                              (666.7)        (617.0)        (485.2)
   Decrease in short-term obligations, excluding current maturities                           --          (71.0)        (129.1)
   Net change in affiliate notes                                                           224.6          292.9         (114.2)
   Other - net                                                                               0.2             --            5.0
                                                                                      ----------     ----------     ----------
     Net cash used in financing                                                           (394.5)        (418.8)        (670.4)
                                                                                      ----------     ----------     ----------
Increase (decrease) in cash and cash equivalents                                             6.5          (12.3)         (11.1)

Cash and cash equivalents:
   Beginning of year                                                                         9.9           22.2           33.3
                                                                                      ----------     ----------     ----------
   End of year                                                                        $     16.4     $      9.9     $     22.2
                                                                                      ==========     ==========     ==========
Cash paid during the year for:
   Interest                                                                           $    134.5     $    101.0     $    106.2
                                                                                      ----------     ----------     ----------
   Income taxes                                                                       $    259.0     $    332.0     $    310.8
                                                                                      ----------     ----------     ----------



The accompanying notes are an integral part of these statements.

GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity (Note 3)

                                                                                         Additional
                                                           Preferred       Common         Paid-In      Retained
                                                             Stock         Stock          Capital      Earnings         Total
                                                          ----------     ----------     -----------    ---------      ----------
                                                                                     (Dollars in Millions)
Shareholders' equity, December 31, 1995                   $   81.9       $  1,400.0       $  82.2       $  277.6      $  1,841.7
Net income                                                                                                 515.8           515.8
Dividends declared                                                                                        (508.9)         (508.9)
                                                          --------       ----------     ---------       --------      ----------
Shareholders' equity, December 31, 1996                       81.9          1,400.0          82.2          284.5         1,848.6

Net income                                                                                                 642.8           642.8
Dividends declared                                                                                        (662.8)         (662.8)
Redemption of preferred stock                                (31.9)                                         (0.9)          (32.8)
                                                          --------       ----------     ---------       --------      ----------
Shareholders' equity, December 31, 1997                       50.0          1,400.0          82.2          263.6         1,795.8

Net income                                                                                                 681.5           681.5
Dividends declared                                                                                        (713.9)         (713.9)
                                                          --------       ----------     ---------       --------      ----------
Shareholders' equity, December 31, 1998                   $   50.0       $  1,400.0       $  82.2       $  231.2      $  1,763.4
                                                          ========       ==========     =========       ========      ==========









The accompanying notes are an integral part of these statements.

GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

GTE California Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1998, the Company served 5,459,357 access lines in the states of California, Nevada and Arizona. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

Basis of Presentation

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Contel Advanced Systems, Inc. All significant intercompany transactions have been eliminated.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1998 presentation.

Transactions with Affiliates

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $217.6 million, $176.9 million and $119.5 million for the years 1998-1996, respectively. Such purchases and services are recorded in the accounts of the Company at the lower of cost, including a return realized by GTE Supply, or fair market value.

The Company is billed for data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. The Company's consolidated financial statements also include allocated expenses resulting from the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers within GTE. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies. These charges amounted to $404.6 million, $175.4 million and $188.2 million for the years 1998-1996, respectively. The significant increase in 1998 charges is due to a reorganization of support functions within GTE. The cost of these support functions, which was previously recorded directly by the Company, is now allocated to the Company on a proportional cost basis.

GTE Funding Incorporated (an affiliate of the Company) provides short-term financing and investment vehicles and cash management services for the Company. The Company is contractually obligated to repay all amounts borrowed on its behalf by GTE Funding Incorporated. Interest expense on these borrowings amounted to approximately $17.8 million and $15.3 million for the years 1998 and 1997.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. In addition, when Directories sells Yellow Page directory advertising to customers within the Company's franchise area, the Company records a portion of the sale as revenue. Revenues from these activities amounted to $121.8 million, $128.5 million and $130.6 million for the years 1998-1996, respectively. Also, the Company is billed for certain printing and other costs associated with telephone directories, including the cost of customer contact information pages which are included in the Company's White Pages directories. These charges amounted to $40.7 million, $9.0 million and $5.8 million for the years 1998-1996, respectively.

Revenue Recognition

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

Depreciation and Amortization

The Company depreciates assets using the remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated net salvage value, over remaining economic asset lives. This method requires the periodic review and revision of depreciation rates.

The economic asset lives used by the Company are as follows:

      Average lives (in years)
      ------------------------
      Fiber-optic cable                                20
      Copper wire                                      15
      Switching equipment                              10
      Circuit equipment                                 8

When depreciable telephone plant is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

Employee Benefit Plans

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Curtailment gains and losses associated with employee separations are recognized when they occur. Settlement gains and losses associated with employee separations are recognized when the pension obligations are settled and the gain or loss is determinable.

Valuation of Assets

The impairment of tangible or intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. Under Accounting Principles Board Opinion No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly.

Income Taxes

The Company's results are included in GTE's consolidated Federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are subsequently adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

Cash and Cash Equivalents

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

Financial Instruments

The Company uses a variety of financial instruments to hedge its exposure to fluctuations in interest. The Company does not use financial instruments for speculative or trading purposes, nor is the Company a party to leveraged derivatives. Amounts to be paid or received under interest rate swaps are accrued as interest expense.

Inventories and Supplies

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

Software

The Company classifies software as either network related or non-network related. For network-related software, initial operating systems software is capitalized and amortized over the life of the related hardware. All other network-related software, including right-to-use fees, is expensed as incurred. Non-network related software, which includes billing and administrative systems, is capitalized and amortized over 5 years. Software maintenance costs are expensed as incurred. In 1998 and 1997, $76.8 million and $23.9 million, respectively, of software expenditures were capitalized associated with the implementation of new administrative systems within the Company.

Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company will be required to capitalize and amortize the cost of all internal-use software, including network-related software it previously expensed. During 1998, the Company expensed network-related software of approximately $51.2 million.

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." During the years ended December 31, 1998, 1997 and 1996, there were no differences between net income and comprehensive income.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2000.


2. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.

3. LEGAL ENTITY MERGER

On September 10, 1992, the Company entered into an Agreement of Merger with Contel of California, Inc., a California corporation. The agreement provided that Contel California would merge with and into the Company, with the Company to be the surviving corporation in the merger (the Merger).

The Merger, which occurred on December 31, 1996, was accounted for in a manner consistent with a transfer of entities under common control, which is similar to a "pooling of interests." All material intercompany transactions have been eliminated.

Listed below are details of the results of operations of the previously separate enterprises that are included in the current combined net income:

                                                GTE California      Contel California     GTE California
Year Ended December 31, 1996                     (Pre-Merger)         (Pre-Merger)         (Post-Merger)
----------------------------                   ------------------------------------------------------------
                                                                  (Dollars in Millions)
Revenues and sales                             $         2,789.9    $           351.3    $         3,141.2
Operating income                                           796.1                146.5                942.6
Net income                                                 435.6                 80.2                515.8


4. PLANNED ASSET SALES

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 46,000 switched access lines located in California and Arizona. Due to the regulatory approvals that are required, it is projected that most of the sales of local access lines will close in 2000. As a result, the net book value of these lines, which approximates $40.7 million, continues to be reported in "Property, plant and equipment, net" in the consolidated balance sheets. Until sold, the Company intends to continue to operate all of these assets. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets.

Due to the centralized manner in which GTE's local telephone companies are managed and since the access lines to be sold represent portions of states rather than entire operating companies, revenues and operating income applicable to the access lines to be sold are not readily determinable. The 46,000 access lines represent approximately 1% of the average switched access lines that the Company had in service during 1998.

5. PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption and exclusive of amounts held in treasury, is as follows:

                                                                        December 31,
                                             -----------------------------------------------------------------
                                                         1998                               1997
                                             ------------------------------     ------------------------------
                                                Shares            Amount            Shares           Amount
                                             ------------      ------------     -------------     ------------
Authorized and                                              (Dollars in Millions)            (Dollars in Millions)
   outstanding:
     $ 20 par value
       4 1/2% Series (issued in 1945)            280,312       $        5.6          280,312      $        5.6
       4 1/2% Series (issued in 1956)            718,862               14.4          718,862              14.4
       5    % Series (issued in 1957)          1,500,000               30.0        1,500,000              30.0
                                             ------------      ------------     -------------     ------------

                Total                          2,499,174       $       50.0        2,499,174      $       50.0
                                             ============      ============     =============     ============

At the Company's option, these series of preferred stock are redeemable at premiums, in whole or in part, on thirty days notice.

There were no retirements, redemptions, or other activity in 1998.

In May 1997, the Company redeemed all outstanding shares of 7.48% Series preferred stock with cash from operations. The Company incurred $0.9 million in premiums associated with this redemption.

The 4 1/2% Series (1945 issue) is entitled to one vote per share, with the right to vote cumulatively in the election of directors. Otherwise, the preferred shareholders have no voting rights.

No shares of preferred stock were reserved for officers and employees, or for options, warrants, conversions or other rights. The Company is not in arrears in its dividend payments at December 31, 1998.


6. COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $20 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1998, $49.3 million of retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Articles of Incorporation.

7. DEBT

Long-term debt as of December 31, was as follows:




                                                                               1998            1997
                                                                            -----------     ----------
                                                                                (Dollars in Millions)
First mortgage bonds:
    9.41  % Series W,     maturing through 2014                             $      40.0     $     40.0
    9.44  % Series X,     due 2015                                                 30.0           30.0
    6 1/4 % Series TT,    due 1998                                                   --          150.0
                                                                            -----------     ----------
                                                                                   70.0          220.0
                                                                            -----------     ----------
Debentures:
    5 5/8 % Series A,     due 2001                                                300.0          300.0
    6 3/4 % Series B,     due 2004                                                250.0          250.0
    8.07  % Series C,     due 2024                                                250.0          250.0
    7.0   % Series D,     due 2008                                                100.0          100.0
    6.70  % Series E,     due 2009                                                300.0          300.0
    6.75  % Series F,     due 2027                                                200.0             --
                                                                            -----------     ----------
                                                                                1,400.0        1,200.0
                                                                            -----------     ----------
Other:
  Notes payable expected to be refinanced on a long-term basis                    225.0          200.0
  Capitalized leases                                                                0.2            0.5
                                                                            -----------     ----------
  Total principal amount                                                        1,695.2        1,620.5
Less: unamortized discount and premium - net                                      (4.0)          (3.6)
                                                                            -----------     ----------
  Total                                                                         1,691.2        1,616.9
Less: current maturities                                                             --         (150.2)
                                                                            -----------     ----------
  Total long-term debt                                                      $   1,691.2     $  1,466.7
                                                                            ===========     ==========


Long-term debt as of December 31, 1998 includes $225.0 million of short-term borrowings in the form of affiliate notes payable. These affiliate notes payable represent notes payable to GTE and GTE Funding Incorporated, an affiliate company that provides short-term financing and investment vehicles and cash management services for the Company. The $225.0 million of short-term borrowings was refinanced in January 1999 with the issuance of $225.0 million of 5.50% Series G Debentures, due 2009. Net proceeds from the January 1999 issuance were also applied toward the repayment of other short-term borrowings incurred to finance the Company's construction program and for general corporate purposes.

Long-term debt as of December 31, 1997, includes $200.0 million of short-term borrowings in the form of affiliate notes payable, which the Company refinanced in May 1998 with the issuance of $200.0 million of 6.75% Series F Debentures, due 2027.

In May and December 1997, the Company retired $225.0 million of long-term debt and incurred $0.7 million in premiums associated with these retirements. In June and September 1997, the Company retired $60.0 million of long-term debt.

In September 1997, the Company issued $300.0 million of 6.70% Series E Debentures, due 2009. The net proceeds were applied toward the repayment of short-term borrowings incurred to finance the Company's construction program and for general corporate purposes.

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

Estimated payments of long-term debt during the next five years are less than $0.1 million in 1999; $2.5 million in 2000; $302.5 million in 2001; $2.5 million in 2002; and $2.5 million in 2003.

Total short-term obligations as of December 31, were as follows:

                                                                               1998         1997
                                                                            ---------     --------
                                                                             (Dollars in Millions)
Notes payable to affiliate - average rate 5.4% and 6.2%                     $   281.7     $   95.8
Current maturities of long-term debt                                               --        150.2
                                                                            ---------     --------
  Total                                                                     $   281.7     $  246.0
                                                                            =========     ========

At December 31, 1998, the Company had a note payable with GTE Funding in the amount of $272.4 million, which the Company is contractually obligated to pay.

The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit. Also, the Company has an existing shelf registration statement outstanding for an additional $275.0 million of debentures.

8. FINANCIAL INSTRUMENTS

The Company entered into forward interest rate swap agreements to hedge against changes in market interest rates.

The forward contracts to sell U.S. Treasury Bonds, entered into during 1998, were executed to hedge planned long-term debt issuances that were completed in January 1999. The forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds, entered into during 1997, to hedge against changes in market interest rates of planned long-term debt issuances, were completed in May 1998. In 1998, a gain of approximately $0.2 million occurred upon settlement of these agreements and is being amortized over the life of the associated long-term debt issuance as an offset to interest expense.

As of December 31, 1998 and 1997, the Company had the following financial instruments in effect:

                                                                                                     Weighted
                                                                  Notional        Expiration       Average Pay
  (Dollars in Millions)                                            Amount           Dates              Rate
  ---------------------------                                    -----------     -------------    ---------------
  Forward interest rate
     contracts:
             1998                                                 $  100.0           1999             6.22%
             1997                                                    310.0        1998-2000           6.70%
  Interest rate swap
    agreements:
             1998                                                    110.0           2000             6.67%
             1997                                                       --             --               --

The Company has entered into interest rate swaps and forward interest rate swap agreements, where the Company pays fixed rates, as indicated in the table above, and receives floating rates, primarily based on three month LIBOR. At December 31, 1998 and 1997, the three month LIBOR was 5.1% and 5.8%, respectively.

The risk associated with these financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1998 and 1997, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $128.6 million and $24.4 million, respectively.

9. INCOME TAXES

The income tax provision is as follows:

                                                                      1998           1997           1996
                                                                    --------       --------       --------
                                                                             (Dollars in Millions)
Current:
  Federal                                                           $  239.1       $  202.6       $  231.5
  State                                                                 57.3           54.9           44.3
                                                                    --------       --------       --------
                                                                       296.4          257.5          275.8
Deferred:
  Federal                                                              131.6          118.5           51.6
  State                                                                 35.4           26.5           17.1
                                                                    --------       --------       --------
                                                                       167.0          145.0           68.7

Amortization of deferred investment tax credits                         (8.8)         (12.0)         (15.2)
                                                                    --------       --------       --------
    Total provision                                                 $  454.6       $  390.5       $  329.3
                                                                    ========       ========       ========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the consolidated statements of income is as follows:

                                                                                      1998            1997            1996
                                                                                   ---------       ---------       ---------
                                                                                                (Dollars in Millions)
Amounts computed at statutory rates                                                $   396.8       $   360.2       $   294.1
  State and local income taxes, net of federal income tax effect                        60.3            52.9            39.9
  Amortization of deferred investment tax credits                                       (8.8)          (12.0)          (15.2)
  Other differences - net                                                                6.3           (10.6)           10.5
                                                                                   ---------       ---------       ---------
    Total provision                                                                $   454.6       $   390.5       $   329.3
                                                                                   =========       =========       =========

The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                                                  1998            1997
                                                               ---------       ---------
                                                                  (Dollars in Millions)
Depreciation and amortization                                  $   297.9       $   256.9
Employee benefit obligations                                       (85.1)         (106.3)
Prepaid pension cost                                               300.3           197.1
Investment tax credits                                              13.5            22.3
Other - net                                                         24.8            23.2
                                                               ---------       ---------
    Net deferred tax liability                                 $   551.4       $   393.2
                                                               =========       =========

10. EMPLOYEE BENEFIT PLANS

The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. The new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful.

Certain disclosures are required to be made of the components of pension credits, postretirement benefit costs and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated or projected benefit obligation and the fair value of plan assets. We do not present such disclosures because the structure of the GTE plans does not permit the plans' data to be readily disaggregated.

Pension Plans

The Company participates in noncontributory defined benefit pension plans sponsored by GTE covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The significant weighted-average assumptions used by GTE for the pension measurements were as follows at December 31:

                                                                                            1998          1997
                                                                                           ------       -------
         Discount rate                                                                      7.00%        7.25%
         Rate of compensation increase                                                      4.75%        5.00%
         Expected return on plan assets                                                     9.00%        9.00%

Net periodic benefit credit was $141.4 million, $139.5 million and $137.5 million for the years 1998-1996, respectively.

Postretirement Benefits Other than Pensions

Substantially all of the Company's employees are covered under postretirement healthcare and life insurance benefit plans sponsored by GTE. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company intends to fund amounts for postretirement benefits as deemed appropriate.

Postretirement benefit cost (credit) was ($2.3) million, $52.4 million and $86.1 million for the years 1998-1996, respectively. The weighted-average assumptions used by GTE in the actuarial computations for postretirement benefits were as follows at December 31:

                                                                                            1998          1997
                                                                                           ------       -------
         Discount rate                                                                      7.00%        7.25%
         Expected return on plan assets                                                     8.00%        8.00%

Savings Plans

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $11.1 million, $11.2 million and $10.8 million in 1998-1996, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                                          1998                 1997
                                                                     ----------------    -----------------
                                                                            (Dollars in Millions)
Land                                                                 $        59.9       $        60.9
Buildings                                                                    754.7               718.6
Plant and equipment                                                        9,405.0             8,396.2
Construction in progress and other                                           293.7               902.2
                                                                     ----------------    -----------------
   Total                                                                  10,513.3            10,077.9
   Accumulated depreciation                                               (6,601.2)           (6,278.6)
                                                                     ----------------    -----------------
   Total property, plant and equipment - net                         $     3,912.1       $     3,799.3
                                                                     ================    =================

At December 31, 1998, total property, plant and equipment - net included $40.7 million of access lines and related equipment held for sale (see Note 4). This represents gross assets of $144.3 million less accumulated depreciation of $103.6 million.


12. REGULATORY AND COMPETITIVE MATTERS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona for its intrastate business operations and by the Federal Communications Commission for its interstate operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.


13. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating leases covering certain buildings, office space and equipment. Rental expense was $32.9 million, $43.1 million and $40.9 million in 1998-1996, respectively. Minimum rental commitments under noncancelable leases are $13.3 million, $9.0 million, $6.9 million, $6.1 million and $4.9 million for the years 1999-2003, respectively, and aggregate $9.7 million thereafter.

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

14. SEGMENT REPORTING

Effective December 31, 1998, GTE adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports.

The Company does not have separate reportable segments of its own. The Company is part of the Network Services product segment of GTE's National Operations. Network Services provides wireline communication services within franchised areas. These services include local telephone service and toll calls as well as access services that enable long distance carriers to complete calls to or from locations outside of the Company's operating areas. Network Services also provides complex voice and data services to businesses, billing and collection, and operator assistance services to other telecommunications companies and receives revenues in the form of a publication right from an affiliate that publishes telephone directories in its operating areas.


15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1998 and 1997 quarterly financial data is as follows:

                                         Revenues       Operating          Net
                                        and Sales         Income          Income
                                      --------------- --------------- ---------------
                                                  (Dollars in Millions)
1998
  First Quarter                       $        735.3  $        207.8  $        108.1
  Second Quarter                               839.4           335.0           181.9
  Third Quarter                                903.5           431.7           237.5
  Fourth Quarter                               891.4           277.3           154.0
                                      --------------- --------------- ---------------
    Total                             $      3,369.6  $      1,251.8  $        681.5
                                      =============== =============== ===============

1997
  First Quarter                       $        781.1  $        240.9  $        128.3
  Second Quarter                               809.8           215.2           117.5
  Third Quarter (a)                            821.3           306.4           170.8
  Fourth Quarter (a)                           910.2           373.4           226.2
                                      --------------- --------------- ---------------
    Total                             $      3,322.4  $      1,135.9  $        642.8
                                      =============== =============== ===============


(a) Third and fourth quarter 1997 operating income includes the effects of a reduction to depreciation rates to reflect higher net salvage values related to certain of its telephone plant and equipment.


16. SUBSEQUENT EVENTS (UNAUDITED)

In January 1999, the Company issued $225.0 million of 5.50% Series G Debentures, due 2009. The net proceeds were applied to repay short-term borrowings used to finance the Company's construction program and for general corporate purposes.

During 1998, the Company entered into forward contracts to sell $100.0 million of U.S. Treasury Bonds in order to hedge against future changes in market interest rates related to the debt the Company called and subsequently refinanced in January 1999, as mentioned above.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE California Incorporated:

We have audited the accompanying consolidated balance sheets of GTE California Incorporated (a California corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, as set forth under
Item 8 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE California Incorporated and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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





Dallas, Texas                                              ARTHUR ANDERSEN LLP
January 28, 1999

MANAGEMENT REPORT

To Our Shareholders:

The management of GTE California Incorporated (the Company) is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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




DAVID R. BOWMAN
President




LAWRENCE R. WHITMAN
Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held May 12, 1999, which is incorporated herein by reference. A complete list of executive officers names, ages and positions of the Registrant as of March 2, 1999, is provided below.

Identification of Executive Officers

                                               Year Assumed
           Name                Age           Present Position                            Position
---------------------------  ---------  ----------------------------   ---------------------------------------------
John C. Appel                   50                 1995                Executive Vice President - Network Operations

David R. Bowman                 55                 1997                President

Quentin E. Bredeweg (1)         42                 1998                Vice President - Regulatory

William M. Edwards, III (2)     50                 1998                Vice President - Property Repositioning

Gregory D. Jacobson             47                 1994                Treasurer

Robert G. McCoy                 54                 1997                Vice President - Retail Markets

William G. Mundy (3)            49                 1998                Vice President - General Counsel

Barry W. Paulson                47                 1996                Vice President - Operations
                                                                       Planning and Support

Richard L. Schaulin             56                 1995                Vice President - Human Resources

Stephen L. Shore (4)            47                 1998                Controller

Larry J. Sparrow                55                 1995                Vice President - Wholesale Markets

Lawrence R. Whitman (5)         47                 1998                Vice President - Finance and Planning

(1) Quentin E. Bredeweg was appointed Vice President - Regulatory in May 1998.

(2) William M. Edwards, III was appointed Vice President - Property Repositioning in July 1998. He served as Vice President - Controller until April 1998.

(3) William G. Mundy was appointed Vice President - General Counsel in January 1998 replacing Richard M. Cahill.

(4) Stephen L. Shore was appointed Controller in May 1998 replacing William M. Edwards, III.

(5) Lawrence R. Whitman was appointed Vice President - Finance and Planning in May 1998 replacing Gerald K. Dinsmore.

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years. Except for duly elected officers and directors, no other employees had a significant role in decision making. All officers are appointed for a term of one year. There are no family relationships between any of the directors or executive officers of the Company.

Item 11. Executive Compensation

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held May 12, 1999, which is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held May 12, 1999, which is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

Reference is made to the Registrant's Proxy Statement covering the Annual Meeting of Shareholders to be held May 12, 1999, which is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements - See GTE California Incorporated's consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

    (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1998-1996 (as required):

                  II - Valuation and Qualifying Accounts

    Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

    (3)    Exhibits - Included in this report or incorporated by reference.

               2.1* Agreement of Merger, dated September 10, 1992, between GTE
                    California Incorporated and Contel of California, Inc. (Exhibit 2.1 of the 1993 Form 10-K, File No. 1-6417)

               3.1* Articles of Incorporation and Bylaws (Exhibit 3 of the 1988
                    Form 10-K, File No. 1-6417)

               3.2* Certificate of Amendment of the Articles of Incorporation
                    dated March 26, 1998 (Exhibit 3.2 of the March 31, 1998 Form 10-Q, File No. 1-6417)

               3.3* Amendment to Bylaws (amended April 17, 1998) (Exhibit 3.1 of the March 31, 1998 Form 10-Q, File No. 1-6417)

               3.4* Certificate of Amendment of the Articles of Incorporation
                    dated April 21, 1998 (Exhibit 3.3 of the March 31, 1998 Form 10-Q, File No. 1-6417)

               4.1* Indenture dated as of December 1, 1993, between GTE
                    California Incorporated and Bank of America National Trust and Savings Association, as Trustee, dated as of December 1, 1993 (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-51541, filed with the Securities and Exchange Commission on December 17, 1993)

               4.2* First Supplemental Indenture dated as of April 15, 1996, between GTE California Incorporated and First Trust of California, National Association, as Trustee (as successor trustee to Bank of America National Trust and Savings Association) (Exhibit 4.3 of the Company's Report on Form 8-K, dated April 23, 1996)

              10.1 Material Contracts - Severance Agreement between GTE and John C. Appel

              10.2 Material Contracts - Severance Agreements between GTE and Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

              10.3 Material Contracts - Retention Agreement between GTE and John C. Appel

              10.4 Material Contracts - Retention Agreements between GTE and David R. Bowman, Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

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

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of 1998.

* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

Schedule II- Valuation and Qualifying Accounts
For the Years Ended December 31, 1998, 1997 and 1996

(Dollars in Millions)


------------------------------------------------------------------------------------------------------------------
             Column A           Column B                  Column C                   Column D         Column E
------------------------------------------------------------------------------------------------------------------
                                                          Additions
                                               --------------------------------
                                                                    Charged         Deductions
                               Balance at         Charged        (Credited) to         from
                               Beginning            to               Other           Reserves        Balance at
           Description          of Year           Income           Accounts          (Note 1)       Close of Year
------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible
    accounts for the
    years ended:

    December 31, 1998         $      65.2      $      74.7       $      14.7  (2)  $      88.7      $      65.9
                              ====================================================================================
    December 31, 1997         $      72.0      $      71.3       $      70.7  (2)  $     148.8      $      65.2
                              ====================================================================================
    December 31, 1996         $      61.7      $      69.4       $      74.0  (2)  $     133.1      $      72.0
                              ====================================================================================

Accrued restructuring costs
    for the year ended:

    December 31, 1996         $     224.9      $        --       $     (54.9) (3)  $     170.0      $        --
                              ====================================================================================





NOTES:

(1) Charges for which reserve was created.

(2) Recoveries of previously written-off amounts.

(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to accounts payable and accrued expenses.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GTE CALIFORNIA INCORPORATED
                                         ---------------------------
                                                 (Registrant)


Date     March 26, 1999               By  /s/ David R. Bowman
         --------------                  ---------------------------
                                              David R. Bowman
                                                President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ David R. Bowman                    President                                                   March 26, 1999
----------------------------             (Principal Executive Officer)
      David R. Bowman


/s/ Lawrence R. Whitman                  Vice President - Finance and Planning                       March 26, 1999
----------------------------             and Director
    Lawrence R. Whitman                  (Principal Financial Officer)


 /s/ Stephen L. Shore                    Controller                                                  March 26, 1999
----------------------------             (Principal Accounting Officer)
     Stephen L. Shore


   /s/ John C. Appel                     Director                                                    March 26, 1999
----------------------------
       John C. Appel


/s/ Mateland L. Keith, Jr.               Director                                                    March 26, 1999
----------------------------
    Mateland L. Keith, Jr.

EXHIBIT INDEX

     Exhibit
      Number                                    Description
     --------                                   -----------

      10.1                 Material Contracts - Severance Agreement between GTE and John C. Appel

      10.2                 Material Contracts - Severance Agreements between GTE and Richard L. Schaulin,
                           Larry J. Sparrow and Lawrence R. Whitman

      10.3                 Material Contracts - Retention Agreement between GTE and John C. Appel

      10.4                 Material Contracts - Retention Agreements between GTE and David R. Bowman,
                           Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

      12                   Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

      23                   Consent of Independent Public Accountants

      27                   Financial Data Schedule