Form 10-Q
period 1999-06-30
GTE CALIFORNIA INC
filed 1999-08-12
CIK 40864

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended: JUNE 30, 1999

                                       or

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

                                                             YES  [X]    NO  [ ]

The Company had 70,000,000 shares of $20 par value common stock outstanding at July 31, 1999. The Company's common stock is 100% owned by GTE Corporation.


================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)


                                             Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                             ------------------  -------------------
                                               1999      1998      1999       1998
                                              -------   -------   -------   -------
                                                      (Dollars in Millions)
REVENUES AND SALES
     Local services                           $ 352.3   $ 366.7   $ 712.0    $ 721.0
     Network access services                    291.7     257.2     569.2      468.8
     Toll services                               60.1      82.0     124.5      159.6
     Other services and sales                   119.5     133.5     245.1      225.2
                                              -------   -------   -------   --------

        Total revenues and sales                823.6     839.4   1,650.8    1,574.6
                                              -------   -------   -------   --------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                 234.1     237.5     450.9      516.0
     Selling, general and administrative        110.2     118.9     244.8      224.3
     Depreciation and amortization              153.6     148.0     307.7      291.6
                                              -------   -------   -------   --------

        Total operating costs and expenses      497.9     504.4   1,003.4    1,031.9
                                              -------   -------   -------   --------

OPERATING INCOME                                325.7     335.0     647.4      542.7

OTHER EXPENSE
     Interest - net                              34.1      32.3      69.2       59.4
                                              -------   -------   -------   --------

INCOME BEFORE INCOME TAXES                      291.6     302.7     578.2      483.3
     Income taxes                               118.6     120.8     235.1      193.3
                                              -------   -------   -------   --------

NET INCOME                                    $ 173.0   $ 181.9   $ 343.1   $  290.0
                                              =======   =======   =======   ========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)


                                                       June 30,   December 31,
                                                         1999         1998
                                                      ---------   ------------
                                                       (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                         $     2.9    $    16.4
    Receivables, less allowances of
       $63.6 million and $65.9 million                    562.7        661.8
    Receivables from affiliates                            26.0         11.2
    Inventories and supplies                               57.9         54.8
    Net assets held for sale (see Note 6)                  47.0           --
    Prepaid insurance                                       5.7         43.3
    Deferred income tax benefits and other                 41.9         32.2
                                                      ---------    ---------

       Total current assets                               744.1        819.7
                                                      ---------    ---------


Property, plant and equipment, at cost                 10,331.7     10,513.3
Accumulated depreciation                               (6,503.9)    (6,601.2)
                                                      ---------    ---------

       Total property, plant and equipment, net (a)     3,827.8      3,912.1
                                                      ---------    ---------


Prepaid pension costs                                     941.6        847.9
Other assets                                               18.5         25.8
                                                      ---------    ---------

Total assets                                          $ 5,532.0    $ 5,605.5
                                                      =========    =========


(a) Includes $40.7 million at December 31, 1998, that is now held for sale, see
    Note 6.

The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                            June 30,   December 31,
                                              1999        1998
                                            --------   ------------
                                             (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Notes payable to affiliates               $  160.9   $  281.7
    Accounts payable                             132.7      113.9
    Affiliate payables                           124.1      131.8
    Taxes payable                                217.8      163.6
    Dividends payable                            204.5      205.5
    Other                                        362.9      382.9
                                              --------   --------

       Total current liabilities               1,202.9    1,279.4
                                              --------   --------


Long-term debt                                 1,690.6    1,691.2
Deferred income taxes                            629.9      579.2
Deferred employee benefit plans and other        254.4      292.3
                                              --------   --------

       Total liabilities                       3,777.8    3,842.1
                                              --------   --------


Shareholders' equity
    Preferred stock                               50.0       50.0
    Common stock (70,000,000 shares issued)    1,400.0    1,400.0
    Additional paid-in capital                    82.2       82.2
    Retained earnings                            222.0      231.2
                                              --------   --------

       Total shareholders' equity              1,754.2    1,763.4
                                              --------   --------

Total liabilities and shareholders' equity    $5,532.0   $5,605.5
                                              ========   ========


The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                         Six Months Ended
                                                                             June 30,
                                                                      ---------------------
                                                                        1999        1998
                                                                      --------    ---------
                                                                      (Dollars in Millions)
OPERATIONS
    Net income                                                         $ 343.1    $ 290.0
    Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                   307.7      291.6
         Provision for uncollectible accounts                             28.3       36.4
         Changes in current assets and current liabilities               119.8      (11.1)
         Deferred income taxes and other - net                           (73.2)     (39.8)
                                                                       -------    -------

       Net cash from operations                                          725.7      567.1
                                                                       -------    -------
INVESTING
    Capital expenditures                                                (263.8)    (330.8)
    Other                                                                  0.9        0.3
                                                                       -------    -------
       Net cash used in investing                                       (262.9)    (330.5)
                                                                       -------    -------

FINANCING
    Long-term debt issued                                                222.4      197.6
    Long-term debt retired                                                  --     (150.1)
    Dividends                                                           (353.2)    (349.1)
    Net change in affiliate notes                                       (345.5)      60.8
                                                                        ------    -------
       Net cash used in financing                                       (476.3)    (240.8)
                                                                       -------    -------

Decrease in cash and cash equivalents                                    (13.5)      (4.2)

Cash and cash equivalents:
    Beginning of period                                                   16.4        9.9
                                                                       -------    -------

    End of period                                                      $   2.9    $   5.7
                                                                       =======    =======


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

NOTE 3. CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, in the second quarter and first half of 1999 the Company capitalized $10.2 million and $15.3 million, respectively, of software expenditures, which would have previously been expensed.

NOTE 4. SPECIAL CHARGE

In 1999, GTE continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated employee separation programs that resulted in a one-time charge for GTE during the first quarter of 1999. The charge pertaining to the Company totaled $19.9 million and is reflected as "Selling, general and administrative" costs and expenses in the condensed consolidated income statements. The components of the charge include separation programs and related benefits such as outplacement and benefit continuation costs. These programs were completed during the first quarter of 1999.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
 Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 6. NET ASSETS HELD FOR SALE

During May 1999, the Company entered into an agreement to sell approximately 46,000 switched access lines located in California and Arizona to Citizens Utilities Company. This sale consummates the Company's previously announced 1998 plan to sell selected access lines located in California and Arizona. The sale is subject to regulatory approval and is expected to close in the first half of 2000. The associated net assets, which approximate $47.0 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheets as of June 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $3.7 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access lines sold represented approximately 1% of the average switched access lines that the Company had in service during 1998 and contributed less than 1% to 1998 consolidated revenues.

NOTE 7. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain approval of a variety of state and federal agencies and accordingly, the merger may close in the first half of 2000.

                    GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

Item 2.         Management's Discussion and Analysis of Financial Condition
                                And Results of Operations

RESULTS OF OPERATIONS

Net income for the three months ended June 30,1999 decreased $8.9 million, or 5%, primarily due to lower revenues and sales, partially offset by lower operating costs and expenses. Net income for the six months ended June 30,1999 increased $53.1 million, or 18%, primarily due to an increase in network access services and other services and sales revenues combined with a decrease in cost of services and sales expenses.


REVENUES AND SALES
(Dollars in Millions)                                     Three Months Ended
                                                               June 30,
                                                         ------------------------        Increase       Percent
                                                          1999             1998         (Decrease)       Change
                                                         -------          -------       ----------      -------
    Local services                                       $ 352.3          $ 366.7        $ (14.4)           (4)%
    Network access services                                291.7            257.2           34.5            13%
    Toll Services                                           60.1             82.0          (21.9)          (27)%
    Other services and sales                               119.5            133.5          (14.0)          (10)%
                                                         -------          -------        -------
      Total revenues and sales                           $ 823.6          $ 839.4        $ (15.8)           (2)%
                                                         =======         ========        =======



                                                           Six Months Ended
                                                               June 30,
                                                        -------------------------        Increase       Percent
                                                          1999             1998         (Decrease)       Change
                                                        --------         --------       ----------      -------
    Local services                                      $  712.0         $  721.0        $  (9.0)           (1)%
    Network access services                                569.2            468.8          100.4            21%
    Toll Services                                          124.5            159.6          (35.1)          (22)%
    Other services and sales                               245.1            225.2           19.9             9%
                                                        --------         --------        -------
      Total revenues and sales                          $1,650.8         $1,574.6        $  76.2             5%
                                                        ========         ========        =======

Local Services Revenues

Local services revenues decreased primarily due to regulatory issues resulting from favorable resolution of items in 1998, and a 1999 regulatory surcredit related to the Company's annual price filing. These regulatory issues caused decreases in revenues of $13.7 million and $17.5 million, respectively, for the second quarter and first six months of 1999, compared to the same periods in 1998. Additionally, in the first quarter of 1998, the Company received overpayments from the Universal Service Fund (USF) related to the Lifeline support program and was required to refund $5.3 million to the USF. The amount was refunded in the first quarter of 1999. These decreases are partially offset by growth in switched access lines of 4%, which generated an additional $10.5 million and $20.9 million in basic local services revenues and CentraNet(R) services revenues for the second quarter and year-to-date periods of 1999, compared to the same periods in 1998.

                    GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

              Management's Discussion and Analysis of Financial Condition
                        And Results of Operations - Continued

Network Access Services Revenues

Minutes of use increased 8% and 7%, generating additional revenues of $13.6 million and $23.3 million, respectively, for the three and six months ended June 30, 1999, compared to the same periods in 1998. Special access revenues grew by $15.5 million and $30.8 million, respectively, for the second quarter and first six months of 1999, as a result of greater demand for increased bandwidth services by high capacity users. End user surcharges increased $3.8 million and $9.0 million, respectively, primarily as a result of implementation of the local number portability (LNP) surcharge (for further information see "INTERSTATE REGULATORY DEVELOPMENTS-Number Portability"). Additionally, year-to-date revenues increased $34.0 million, resulting from the sharing provisions of the Federal Communications Commission's (FCC) 1997 price cap recorded in the first quarter of 1998. Partially offsetting the three and six month increases are decreases of $5.5 million and $10.9 million, respectively, reflecting the impact of mandated interstate and intrastate access price changes.

Toll Services Revenues

Reduced toll volumes, resulting from intraLATA (local access transport area) toll competition, decreased revenues by $22.1 million and $33.7 million, respectively, for the three and six months ended June 30, 1999, compared to the same periods in 1998.

Other Services and Sales Revenues

Other services and sales revenues decreased $14.0 million for the second quarter and increased $19.9 million for the six-month period ended June 30, 1999, compared to the same periods in 1998. Second quarter revenues decreased primarily due to lower E911 services revenues of $18.6 million related to an adjustment for prior periods. Public telephone revenues also decreased $2.9 million in the second quarter of 1999, compared to the same period in 1998. Partially offsetting these decreases were increases in rental activity of $4.7 million, billing and collection services of $2.9 million and nonregulated service and equipment sales of $2.3 million. The year-to-date increase in other services and sales revenues was driven primarily by growth in rental activity of $15.3 million, billing and collection services of $9.0 million and nonregulated service and equipment sales of $8.8 million. Partially offsetting the year-to-date increases are a decrease in E911 services of $8.7 million related to an adjustment for prior periods, and a decrease in public telephone revenues of $3.6 million.

                           GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

                   Management's Discussion and Analysis of Financial Condition
                             And Results of Operations - Continued


OPERATING COSTS AND EXPENSES
(Dollars in Millions)                                      Three Months Ended
                                                               June 30,
                                                         ------------------------         Increase       Percent
                                                           1999            1998          (Decrease)       Change
                                                         -------          -------        ----------      -------
    Cost of services and sales                           $ 234.1          $ 237.5         $ (3.4)           (1)%
    Selling, general and administrative                    110.2            118.9           (8.7)           (7)%
    Depreciation and amortization                          153.6            148.0            5.6             4%
                                                         -------          -------         ------
      Total operating costs and expenses                 $ 497.9          $ 504.4         $ (6.5)           (1)%
                                                         =======          =======         ======




                                                           Six Months Ended
                                                               June 30,
                                                         ------------------------         Increase       Percent
                                                           1999            1998          (Decrease)       Change
                                                         -------          -------        ----------      -------
    Cost of services and sales                         $   450.9        $   516.0       $  (65.1)          (13)%
    Selling, general and administrative                    244.8            224.3           20.5             9%
    Depreciation and amortization                          307.7            291.6           16.1             6%
                                                       ---------        ---------       --------
      Total operating costs and expenses               $ 1,003.4        $ 1,031.9       $ (28.5)            (3)%
                                                       =========        =========       =======


Total operating costs and expenses declined for the three and six months ended June 30, 1999, compared with the same periods in 1998, primarily due to reduced software right-to-use (RTU) fees associated with the Company's network switching equipment of $17.3 million and $30.6 million, respectively. This includes reductions in RTU costs of $10.2 million and $15.3 million, respectively, due to the capitalization of software costs in 1999, as a result of the adoption of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in addition to reductions in overall 1999 RTU fees of $7.1 million and $15.3 million, respectively. Also contributing to these decreases are pension settlement gains of $30.2 million recorded in the second quarter of 1999. Additionally, reduced labor and benefits, due to productivity improvements, contributed $6.3 million and $34.1 million, respectively, to the decreases. The year-to-date labor and benefits reduction is partially offset by a one-time special charge of $19.9 million associated with employee separation programs completed in the first quarter of 1999. Also, offsetting these decreases in expense is an increase of $41.1 million resulting from second quarter 1998 favorable adjustments of certain employee benefits and other liabilities, which reduced 1998 expenses. Higher depreciation charges associated with the investment in additional network facilities resulting from increased demand for switched access lines contributed $7.4 million and $19.8 million to the increase in depreciation expense for both the three and six months ended June 30, 1999, respectively. The second quarter and year-to-date increase in depreciation is partially offset by $1.8 million and $3.7 million, respectively, resulting from the discontinuation of depreciation on approximately 46,000 switched access lines held for sale (see "OTHER DEVELOPMENTS--Planned Asset Sales").


OTHER INCOME STATEMENT ITEMS

Interest - net increased 6% or $1.8 million and 16% or $9.8 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998, primarily due to higher average long-term debt balances.

Income taxes decreased 2% or $2.2 million and increased 22% or $41.8 million for the three and six months ended June 30 1999, respectively, compared to the same periods in 1998. The second quarter decrease was primarily due to a decrease in pretax income, partially offset by the effects of 1998 and 1999 tax adjustments. The year-to-date increase was primarily due to an increase in pretax income.

                    GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

             Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's committed bi-lateral revolving lines of credit. The Company has an existing shelf registration statement outstanding for an additional $275.0 million of debentures.

Net cash from operations of $725.7 million was the Company's primary source of funds during the first six months of 1999, compared to $567.1 million for the same period in 1998. The increase primarily reflects a decrease in working capital requirements, primarily due to the change in accounts receivable, combined with improved results from operations.

Net cash used in investing activities during the first six months of 1999 consisted primarily of capital expenditures, which were $263.8 million compared to $330.8 million for the same period in 1998. The majority of new investment is being made to meet the demands of growth, modernize facilities and develop and install new software, all of which are required to support new products and enhanced services. The overall anticipated capital expenditures for 1999 are expected to be slightly less than the total capital expenditures incurred during 1998.

Net cash used in financing activities was $476.3 million during the first half of 1999 compared to $240.8 million for the same period in 1998. This included dividend payments of $353.2 million in the first six months of 1999 compared to $349.1 million for the same period in 1998. Short-term financing, represented by the net change in affiliate notes, decreased $345.5 million in the first six months of 1999 compared to an increase of $60.8 million for the same period in 1998. No long-term debt was retired during the first six months of 1999 compared to $150.1 million retired during the first six months of 1998. The Company issued $200.0 million of 6.75% debentures in May 1998 to repay short-term borrowings. The Company issued $225.0 million of 5.50% debentures in January 1999. The net proceeds were applied toward the repayment of the Company's short-term borrowings used to finance the Company's construction program and for general corporate purposes.


INTERSTATE REGULATORY DEVELOPMENTS

During the second quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the second quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                    And Results of Operations - Continued

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on the merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, GTE is continuing to provide individual UNEs on a non-combined basis set forth in existing interconnection agreements even though it is not legally obligated to do so.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are (1) the FCC's cost methodology used to set prices, (2) it's methodology for setting wholesale discounts, and (3) the "proxy rates" it set for interconnection, UNEs and wholesale discounts. Supplemental opening briefs from petitioners and supporting intervenors were filed July 16, 1999 and the opening brief of the FCC and its supporting intervenors is due August 16, 1999. Reply briefs are due August 31, 1999. Oral argument is scheduled for September 1999.

Universal Service

GTE is active before both state and federal regulators advocating rapid development and implementation of measures that will meet the requirements of
Section 254 of the Telecommunications Act that covers the Federal Universal Service Program. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service and planned to select cost inputs in the second quarter of 1999. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for nonrural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. Specifically, the Fifth Circuit upheld the agency's decisions regarding: 1) several aspects of the high-cost support program, including implementation timing, separate treatment of rural carriers, the definition of service areas and use of the forward-looking costs to determine support; 2) no mandatory unbundling of supported services; 3) inclusion of commercial mobile radio service providers as USF contributors; and 4) aspects of the schools and libraries program, including support for Internet access and internal connections and payments to non-telecommunications carriers. The Fifth Circuit reversed: 1) the assessment of contributions for schools and libraries fund based, in part, on intrastate revenues; 2) the rule prohibiting local telephone service providers from disconnecting low-income subscribers for non-payment of long distance charges; 3) the decision to assess high-cost fund contributions on primarily international carriers despite marginal interstate revenues; 4) the requirement that ILECs recover their contributions from access charges; and 5) the blanket prohibition on additional state eligibility requirements for carriers receiving high cost support. GTE is considering it options.

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making GTE's 1999 Annual Filing. The total annual financial impact of the reduction was $16.7 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                    And Results of Operations - Continued


In July 1999, GTE, along with a coalition of local exchange and long distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. It is likely that the FCC will put the coalition's proposal out for public comment in August 1999. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service.

On August 4, 1999, the FCC announced adoption of an Order that grants price cap local exchange carriers (LECs) the ability to introduce new services without regulatory delay. The Order also offers the promise of progressively greater flexibility in setting the prices for interstate special access services as competition develops, gradually replacing regulation with competition as the primary means of setting prices. Although the text of the Order is not yet available, based upon the FCC press release, the FCC has taken a reasonable step towards lessening regulation of interstate special access. It appears the FCC has established a framework that will allow ILECs the ability to use some of the same pricing mechanisms offered by CLECs for special access services. The press release indicates the FCC has begun a new rulemaking proceeding that is likely to lead to additional pricing flexibility for interstate switched access services.

Advanced Telecommunications Services

Section 706 of the Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

In an Order and Notice of Proposed Rulemaking (NPRM) released in August 1998, the FCC ruled that advanced services offered by an ILEC are subject to the unbundling and resale requirements of the Telecommunications Act. In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an ILEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops, unbundling and resale obligations for network facilities needed for advanced services.

In March 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing.

The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order establishing cost recovery rules for LNP that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued

Internet Service Traffic

ILECs are required to provide open access to all Internet service providers
(ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service).

GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The city of Portland, Oregon was first to adopt such a requirement and a subsequent federal court challenge by AT&T was denied. AT&T has appealed that decision and arguments will take place in October 1999. The FCC announced that it will file a brief to express its concern over the effect that the actions of local franchising authorities could have on the FCC's hands-off approach to the broadband market, and specifically address the importance of a national policy.

In July 1999, Broward County, Florida also adopted an ordinance requiring cable television franchisees to provide ISPs "nondiscriminatory equal access" to their cable modem platforms. AT&T subsequently announced that it would appeal that decision as well. Also, in July 1999, Comcast Cablevision and Advanced Cable Communications filed a lawsuit claiming Broward County violated the Communications Act by inserting unlawful requirements into the franchise agreement.


INTRASTATE REGULATORY DEVELOPMENTS

Open Access and Network Architecture Development

The Open Access and Network Architecture Development (OANAD) proceeding, is a multi-phased proceeding to establish cost study methodologies and permanent prices for UNEs, resold services and collocation. The Company's pricing agenda (rate rebalancing and pricing flexibility) is highly dependent on the costing issues being resolved in this proceeding.

In December 1998, the California Public Utilities Commission (CPUC) issued a decision that adopted the Pacific Bell nonrecurring cost study for both Pacific Bell and the Company. The Company's application for rehearing of this decision was denied. A CPUC decision on the Company's UNE cost study is expected in the first quarter of 2000. Hearings for the Company's UNE prices will be set after cost studies are approved.

The CPUC issued in March 1996 a decision adopting an interim discount on resold services of 12% and indicated that a permanent discount would be addressed in the OANAD proceeding. In October 1997, during another phase of the proceeding, the Company submitted testimony regarding the proper cost model and the resulting permanent resale discount. Hearings were held in November and December 1997. Opening and reply briefs were filed in January 1998 and February 1998, respectively. Eight parties submitted testimony and four cost models will be subject to review. The CPUC's goal is to select one model to determine the proper resale discount. A final order is anticipated during the second quarter of 2000.

A collocation phase was added to the OANAD proceeding in June 1998 to determine appropriate methods of collocation and to establish prices for the adopted methods. The Company, Pacific Bell and AT&T/MCI submitted cost studies in October 1998. Hearings were held in February and March of 1999, and a final decision is expected in the fourth quarter of 1999.

                      GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

             Management's Discussion and Analysis of Financial Condition
                        And Results of Operations - Continued

Reciprocal Compensation

In October 1998, the CPUC affirmed its jurisdiction over telephone traffic between end users and ISPs, and determined that such calls are subject to reciprocal compensation provisions of applicable interconnection agreements. Both the Company and Pacific Bell filed Applications for Rehearing (AFRs) of this decision, alleging that the CPUC misapplied federal law in concluding that ISP traffic is local and therefore subject to reciprocal compensation. In July 1999, the CPUC disposed of AFRs filed by Pacific Bell and the Company by reasserting its jurisdiction over telephone traffic between end users and ISPs. The financial statements of the Company already reflect the impact of the CPUC's rulings.

Operations Support Systems

An important component in facilitating competitor entry into the local services market is the development of performance measurements and standards. This activity is being covered in the Operations Support Systems (OSS) proceeding. In January 1999, a Joint Partial Settlement Agreement (JPSA) regarding performance measurements was filed by the Company, Pacific Bell and various CLECs with the CPUC. An addendum to the JPSA was filed in April 1999. In July 1999, the CPUC issued a draft decision approving the JPSA and addressing previously unresolved issues related to performance measurements. Comments on the draft decision were filed in July 1999.

Open Market Transition

In November 1998, the CPUC issued a decision which granted the Company an interim surcharge in the amount of $0.02 per line per month for recovery of implementation costs for local competition. The Company, as well as other carriers, filed petitions seeking an extension of time to impose the surcharge on end users. In July 1999, the CPUC concluded that since applicants have demonstrated certain fundamental aspects of the surcharge require rehearing, and because there is no longer any reason to defer consideration of a final surcharge order, the CPUC is revising its order issued in November 1998 so that it may proceed directly with a reasonableness review without imposing an interim surcharge in customer billings. The Company and Pacific Bell have been ordered to submit by August 1999, revised OMT costs to be recovered.

Merger

In December 1998, GTE and Bell Atlantic filed a Joint Application in California requesting approval of the GTE/Bell Atlantic merger. The applicants propose that California ratepayers receive rate reductions reflecting fifty percent of the forecasted merger-related net cost savings attributable to the regulated intrastate Category I and II services. The applicants estimate the total amount of such net savings is $162.7 million over four years, the present value of which is $111.7 million. The applicants propose to allocate fifty percent of the present value of the net savings, or approximately $55.9 million, to California ratepayers in three ways: (1) annual surcredit of $10.4 million for a four-year period that would apply to local, toll and access services with the exception of basic residential service, (2) increase the level of the Company's corporate donations to community-based organizations and programs by $2.5 million per year for a minimum of four years, and (3) three year continuation of the Company's Universal Lifeline Telephone Service program at $1.3 million per year. Evidentiary hearings were held in July 1999, and a decision by the CPUC is expected in January 2000.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued

OTHER DEVELOPMENTS

Proposed Merger with Bell Atlantic Corporation

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain approval of a variety of state and federal agencies and accordingly, the merger may close in the first half of 2000.

Planned Asset Sales

During May 1999, the Company entered into an agreement to sell approximately 46,000 switched access lines located in California and Arizona to Citizens Utilities Company. This sale consummates the Company's previously announced 1998 plan to sell selected access lines located in California and Arizona. The sale is subject to regulatory approval and is expected to close in the first half of 2000. The associated net assets, which approximate $47.0 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheets as of June 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $3.7 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access lines sold represented approximately 1% of the average switched access lines that the Company had in service during 1998 and contributed less than 1% to 1998 consolidated revenues.


YEAR 2000 CONVERSION

State of Readiness

As of June 30, 1999, GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements.

GTE expects its Internet businesses to be Year 2000 compliant in the third quarter of 1999. Also in the third quarter, GTE's domestic wireless company, all international affiliate companies, and all remaining domestic companies will have completed the Year 2000 compliance of their systems.

GTE's remaining effort consists of quality assurance and validation of our Year 2000 efforts across our businesses; assuring forward compliance of our systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and staffing our corporate Year 2000 communications watch center through March 1, 2000.

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

            Management's Discussion and Analysis of Financial Condition
                    And Results of Operations - Continued

Independent verification and validation is the final step in GTE's Year 2000 process. This quality assurance process is expected to be substantially complete in the third quarter of 1999. However, GTE will continue its periodic reviews conducted by internal audit into 2000. Program status will also continue to be reported each quarter to the Company's external auditors.

Cost to Address Year 2000 Issues

With the incorporation of the TELUS Year 2000 program, the estimated total multi-year cost of GTE's Year 2000 Program is not expected to exceed $400 million. Through June 30, 1999, expenditures totaled $320 million. The current estimate for the cost of remediation for the Company is approximately $52 million. Through June 30, 1999, expenditures totaled $28.4 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 67% of GTE's program effort involves U.S. domestic operations. GTE has not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. As a result of completions in June 1999, GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 700 to 800 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may exist, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery teams have included procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center to be operational in Dallas, Texas from September 8, 1999 through March 1, 2000. The initial versions of these plans were completed during the second quarter of 1999. These plans will be kept current through the millennium rollover, and are expected to be tested (as appropriate) by the end of September 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.


RECENT ACCOUNTING PRONOUNCEMENT

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a

                  GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                    And Results of Operations - Continued

separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.


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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risks since December 31, 1998.

PART II. OTHER INFORMATION

                      GTE CALIFORNIA INCORPORATED AND SUBSIDIARY


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27    Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the second quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GTE California Incorporated
                           --------------------------------------------------
                                          (Registrant)


Date:  August 12, 1999                 /s/ Stephen L. Shore
       ---------------     --------------------------------------------------
                                           Stephen L. Shore
                                              Controller
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit
      Number                                                     Description
-------------------        -----------------------------------------------------------------------------------------

        12                 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule

