Form 10-Q
period 1999-09-30
GTE CALIFORNIA INC
filed 1999-11-12
CIK 40864

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

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       or

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

                                                               YES [X]    NO [ ]

The Company had 70,000,000 shares of $20 par value common stock outstanding at October 31, 1999. The Company's common stock is 100% owned by GTE Corporation.


================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)


                                             Three Months Ended      Nine Months Ended
                                                September 30,          September 30,
                                             -------------------    -------------------
                                               1999       1998        1999       1998
                                             --------   --------    --------   --------
                                                        (Dollars in Millions)
REVENUES AND SALES
     Local services                          $  368.3   $  362.5    $1,080.2   $1,083.6
     Network access services                    294.6      282.6       863.8      751.4
     Other services and sales                   191.3      258.4       561.0      643.2
                                             --------   --------    --------   --------

        Total revenues and sales                854.2      903.5     2,505.0    2,478.2
                                             --------   --------    --------   --------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                 188.7      204.9       639.6      720.9
     Selling, general and administrative         93.8      120.6       338.6      344.9
     Depreciation and amortization              155.2      146.3       462.9      437.9
                                             --------   --------    --------   --------

        Total operating costs and expenses      437.7      471.8     1,441.1    1,503.7
                                             --------   --------    --------   --------

OPERATING INCOME                                416.5      431.7     1,063.9      974.5

OTHER (INCOME) EXPENSE
     Interest - net                              34.6       32.1       103.8       91.5
     Other - net                                   --       (2.2)         --       (2.1)
                                             --------   --------    --------   --------

INCOME BEFORE INCOME TAXES                      381.9      401.8       960.1      885.1
     Income taxes                               155.4      164.3       390.5      357.6
                                             --------   --------    --------   --------

NET INCOME                                   $  226.5   $  237.5    $  569.6   $  527.5
                                             ========   ========    ========   ========

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)


                                                    September 30,  December 31,
                                                        1999          1998
                                                    -------------  ------------
                                                       (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                         $     7.9     $    16.4
    Receivables, less allowances of
       $67.6 million and $65.9 million                    604.7         661.8
    Receivables from affiliates                            10.4          11.2
    Inventories and supplies                               60.4          54.8
    Net assets held for sale (see Note 6)                  40.5            --
    Prepaid insurance                                      16.7          43.3
    Deferred income tax benefits and other                 53.3          32.2
                                                      ---------     ---------

       Total current assets                               793.9         819.7
                                                      ---------     ---------


Property, plant and equipment, at cost                 10,387.5      10,513.3
Accumulated depreciation                               (6,555.3)     (6,601.2)
                                                      ---------     ---------

       Total property, plant and equipment, net (a)     3,832.2       3,912.1
                                                      ---------     ---------


Prepaid pension costs                                   1,064.1         847.9
Other assets                                               16.6          25.8
                                                      ---------     ---------

Total assets                                          $ 5,706.8     $ 5,605.5
                                                      =========     =========

(a)  Includes $40.7 million at December 31, 1998, that is now held for sale, see
     Note 6.

The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                            September 30,   December 31,
                                                1999           1998
                                            -------------   ------------
                                                (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Notes payable to affiliates               $  174.1         $  281.7
    Accounts payable                             166.1            113.9
    Affiliate payables                           124.3            131.8
    Taxes payable                                263.5            163.6
    Dividends payable                            190.5            205.5
    Other                                        406.1            382.9
                                              --------         --------

       Total current liabilities               1,324.6          1,279.4
                                              --------         --------


Long-term debt                                 1,690.7          1,691.2
Deferred income taxes                            666.4            579.2
Deferred employee benefit plans and other        226.0            292.3
                                              --------         --------

       Total liabilities                       3,907.7          3,842.1
                                              --------         --------


Shareholders' equity
    Preferred stock                               50.0             50.0
    Common stock (70,000,000 shares issued)    1,400.0          1,400.0
    Additional paid-in capital                    91.1             82.2
    Retained earnings                            258.0            231.2
                                              --------         --------

       Total shareholders' equity              1,799.1          1,763.4
                                              --------         --------

Total liabilities and shareholders' equity    $5,706.8         $5,605.5
                                              ========         ========


The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                       --------------------
                                                                         1999        1998
                                                                       --------    --------
                                                                       (Dollars in Millions)
OPERATIONS
    Net income                                                         $  569.6    $  527.5
    Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                    462.9       437.9
         Provision for uncollectible accounts                              50.5        57.6
         Changes in current assets and current liabilities                189.2        23.2
         Deferred income taxes and other - net                           (198.0)      (78.8)
                                                                       --------    --------

       Net cash from operations                                         1,074.2       967.4
                                                                       --------    --------

INVESTING
    Capital expenditures                                                 (415.3)     (510.9)
    Other                                                                   0.3         2.6
                                                                       --------    --------

       Net cash used in investing                                        (415.0)     (508.3)
                                                                       --------    --------

FINANCING
    Long-term debt issued                                                 222.4       197.6
    Long-term debt retired                                                 (0.1)     (150.1)
    Dividends                                                            (557.8)     (496.6)
    Net change in affiliate notes                                        (332.2)      (14.3)
                                                                       --------    --------

       Net cash used in financing                                        (667.7)     (463.4)
                                                                       --------    --------

Decrease in cash and cash equivalents                                      (8.5)       (4.3)

Cash and cash equivalents:
    Beginning of period                                                    16.4         9.9
                                                                       --------    --------

    End of period                                                      $    7.9    $    5.6
                                                                       ========    ========


The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
           Consolidated Statement of Shareholders' Equity (Unaudited)

                                                                 Additional
                                          Preferred     Common     Paid-In    Retained
                                            Stock       Stock      Capital    Earnings    Total
                                          ---------    --------  ----------   --------   --------
                                                             (Dollars in Millions)
Shareholders' equity, December 31, 1998    $   50.0    $1,400.0    $   82.2   $  231.2   $1,763.4

Net income                                                                       569.6      569.6
Tax benefit of employee stock options
   exercised                                                            8.9                   8.9
Dividends declared                                                              (542.8)    (542.8)
                                           --------    --------    --------   --------   --------
Shareholders' equity, September 30, 1999   $   50.0    $1,400.0    $   91.1   $  258.0   $1,799.1
                                           ========    ========    ========   ========   ========

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

NOTE 3. CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, in the third quarter and first nine months of 1999 the Company capitalized $14.0 million and $29.3 million, respectively, of software expenditures, which would have previously been expensed.

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

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

NOTE 6. NET ASSETS HELD FOR SALE

During May 1999, the Company entered into an agreement to sell approximately 46,000 switched access lines located in California and Arizona to Citizens Utilities Company. This sale consummates the Company's previously announced 1998 plan to sell selected access lines located in California and Arizona. The sale is subject to regulatory approval and is expected to close in 2000. The associated net assets, which approximate $40.5 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheet as of September 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $6.3 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access lines sold represented approximately 1% of the average switched access lines that the Company had in service during 1998, and contributed approximately 1% to 1998 consolidated revenues.

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

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

Item 2.     Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1999 decreased $11.0 million, or 5%, primarily due to lower revenues and sales, partially offset by lower operating costs and expenses. Net income for the nine months ended September 30, 1999 increased $42.1 million, or 8%, primarily due to an increase in network access services revenues and a decrease in cost of services and sales expenses, partially offset by a decrease in other services and sales revenues and an increase in depreciation and amortization expense and income tax expense.


REVENUES AND SALES
(Dollars in Millions)                  Three Months Ended
                                          September 30,
                                 -----------------------------     Increase        Percent
                                     1999             1998        (Decrease)       Change
                                 ------------     ------------    -----------      -------
    Local services               $      368.3     $      362.5    $       5.8           2%
    Network access services             294.6            282.6           12.0           4%
    Other services and sales            191.3            258.4          (67.1)        (26)%
                                 ------------     ------------    -----------
      Total revenues and sales   $      854.2     $      903.5    $     (49.3)         (5)%
                                 ============     ============    ===========


                                      Nine Months Ended
                                        September 30,
                                -----------------------------     Increase        Percent
                                    1999             1998        (Decrease)       Change
                                ------------     ------------    -----------      -------
   Local services               $    1,080.2     $    1,083.6    $      (3.4)         --
   Network access services             863.8            751.4          112.4          15%
   Other services and sales            561.0            643.2          (82.2)        (13)%
                                ------------     ------------    -----------
     Total revenues and sales   $    2,505.0     $    2,478.2    $      26.8           1%
                                ============     ============    ===========

Local Services Revenues

Local services revenues increased $5.8 million for the three month period and decreased $3.4 million for the nine month period ending September 30, 1999, compared to the same periods in 1998. Regulatory issues resulting from favorable resolution of items in 1998, and a 1999 regulatory surcredit related to the Company's annual price filing, resulted in revenue decreases of $18.1 million and $35.6 million, respectively. Additionally, overpayments from the Universal Service Fund (USF) related to the Lifeline support program in the first quarter of 1998, which the Company was required to refund back to the USF in 1999, contributed $7.1 million to the year-to-date decrease. These decreases were partially offset by growth in switched access lines of 4%, which generated an additional $8.0 million and $28.9 million, respectively, in basic local services revenues and CentraNet(R) services revenues. Additionally, an increase in demand for enhanced custom calling features resulted in increases of $7.1 million and $10.2 million, respectively. Further contributing favorably to the third quarter of 1999 was a 1998 timing issue of $8.2 million related to digital channel service (DCS).

Network Access Services Revenues

Minutes of use increased 2% and 8%, generating additional revenues of $5.4 million and $30.1 million, respectively, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Special access revenues grew by $16.5 million and $47.3 million, respectively, as a result of greater demand for increased

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

bandwidth services by high capacity users. Additionally, year-to-date revenues increased $34.0 million, resulting from the sharing provisions of the Federal Communications Commission's (FCC) 1997 price cap recorded in the first quarter of 1998. Partially offsetting the three and nine month increases are decreases of $10.7 million and $24.4 million, respectively, reflecting the impact of mandated interstate and intrastate access price changes.

Other Services and Sales Revenues

Other services and sales revenues decreased $67.1 million for the third quarter and $82.2 million for the nine-month period ended September 30, 1999, compared to the same periods in 1998. The decreases were partially the result of reduced toll revenues of $10.6 million and $45.7 million, respectively, resulting from intraLATA (local access transport area) toll competition. In addition, the timing of directory advertising revenues contributed $28.1 million to the decreases for both periods. Rent revenues declined $10.4 million in the third quarter and increased $4.9 million year-to-date.


OPERATING COSTS AND EXPENSES
(Dollars in Millions)                          Three Months Ended
                                                  September 30,
                                          -----------------------------     Increase        Percent
                                              1999             1998        (Decrease)       Change
                                          ------------     ------------    -----------      -------
    Cost of services and sales            $      188.7     $      204.9    $     (16.2)         (8)%
    Selling, general and administrative           93.8            120.6          (26.8)        (22)%
    Depreciation and amortization                155.2            146.3            8.9           6%
                                          ------------     ------------    -----------
      Total operating costs and expenses  $      437.7     $      471.8    $     (34.1)         (7)%
                                          ============     ============    ===========


                                              Nine Months Ended
                                                 September 30,
                                         -----------------------------     Increase        Percent
                                             1999             1998        (Decrease)       Change
                                         ------------     ------------    -----------      -------
   Cost of services and sales            $      639.6     $      720.9    $     (81.3)        (11)%
   Selling, general and administrative          338.6            344.9           (6.3)         (2)%
   Depreciation and amortization                462.9            437.9           25.0           6%
                                         ------------     ------------    -----------
     Total operating costs and expenses  $    1,441.1     $    1,503.7    $     (62.6)         (4)%
                                         ============     ============    ===========

Total operating costs and expenses declined for the three and nine months ended September 30, 1999, compared with the same periods in 1998. Due to the employee-reduction program initiated earlier this year and the resulting settlement of pension obligations, the Company was able to immediately recognize pension plan gains that have accumulated in excess of the employee obligations. These favorable pension settlement gains were $70.7 million in the third quarter and $100.9 million for the first nine months of 1999. Additionally, reduced labor and benefits, due to productivity improvements, and adjustments of certain employee benefits in the third quarter of 1999, contributed $8.3 million and $42.4 million to the third quarter and year-to-date decreases, respectively. Partially offsetting the decreases are additional data processing costs of $14.2 for the three and nine months ended September 30, 1999. The year-to-date decrease is partially offset by a one-time special charge of $19.9 million associated with employee separation programs completed in the first quarter of 1999. Further offsetting the year-to-date decrease in expense is an increase of $41.1 million resulting from second quarter 1998 favorable adjustments of certain employee benefits and other liabilities, which reduced 1998 expenses. Higher depreciation charges associated with the investment in additional network facilities resulting from increased demand for switched access lines, and amortization of capitalized software right-to-use (RTU) fees, contributed $11.5 million and $31.3 million to the increase in depreciation and amortization expense for both the three and nine months ended September 30, 1999, respectively.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


The third quarter and year-to-date increases in depreciation and amortization are partially offset by decreases of $2.6 million and $6.3 million, respectively, resulting from the discontinuation of depreciation on approximately 46,000 switched access lines held for sale (for further information see "OTHER DEVELOPMENTS - Planned Asset Sales").

OTHER INCOME STATEMENT ITEMS

Interest - net increased 8% or $2.5 million and 13% or $12.3 million for the third quarter and nine months ended September 30, 1999, respectively, compared to the same periods in 1998, primarily due to higher average debt balances.

Income tax expense decreased 5% or $8.9 million for the three months and increased 9% or $32.9 million for the nine months ended September 30, 1999, respectively, compared to the same periods in 1998. These variances are primarily due to corresponding changes in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from GTE or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $2.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's committed bi-lateral revolving lines of credit. The Company has an existing shelf registration statement outstanding for an additional $275.0 million of debentures.

Net cash from operations was $1,074.2 million during the first nine months of 1999, compared to $967.4 million for the same period in 1998. The increase primarily reflects a decrease in working capital requirements combined with improved results from operations.

Net cash used in investing activities during the first nine months of 1999 consisted primarily of capital expenditures, which were $415.3 million compared to $510.9 million for the same period in 1998. The majority of new investment is being made to meet the demands of growth, to modernize facilities and to develop and install new software, all of which are required to support new products and enhanced services. The overall anticipated capital expenditures for 1999 are expected to be less than the total capital expenditures incurred during 1998.

Net cash used in financing activities was $667.7 million during the first three quarters of 1999 compared to $463.4 million for the same period in 1998. This included dividend payments of $557.8 million in the first nine months of 1999 compared to $496.6 million for the same period in 1998. Short-term financing, represented by the net change in affiliate notes, decreased $332.2 million in the first three quarters of 1999 compared to a decrease of $14.3 million for the same period in 1998. Long-term debt of $0.1 million was retired during the first nine months of 1999 compared to $150.1 million retired during the first nine months of 1998. The Company issued $200.0 million of 6.75% debentures in May 1998 to repay short-term borrowings. The Company issued $225.0 million of 5.50% debentures in January 1999. The net proceeds were applied toward the repayment of the Company's short-term borrowings used to finance the Company's construction program and for general corporate purposes.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


INTERSTATE REGULATORY DEVELOPMENTS

During the third quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the third quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In September 1999, the FCC voted on the matter and the order was issued on November 5, 1999. The FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements. ILECs are no longer required to provide unbundled operator services, including directory assistance. In addition, in certain circumstances, local and tandem switching need not be unbundled. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. Parties to this action have filed briefs and participated in oral arguments on September 17, 1999. A court decision is expected during the first quarter of 2000.

Universal Service

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service. On October 22, 1999, the FCC adopted an order selecting the cost inputs for the federal universal service cost model. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for non-rural

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program.

In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. The FCC filed a Motion For Stay of the Fifth Circuit's mandate so that additional time could be granted to address the implementation issues associated with changing its existing methods of assessment and carrier recovery of universal service contributions. GTE and several other parties also asked the Fifth Circuit for rehearing on several issues. However, in September 1999 the Fifth Circuit denied all motions for stay and/or rehearing, and established November 1, 1999 as the effective date for the original decision.

On October 8, 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues.

On November 4, 1999, the FCC released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural ILECs. The effective date for the new federal universal service plan is January 1, 2000. This plan will take contributions to the federal fund and distribute them to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today.

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1999 Annual Filing. The total annual financial impact of the reduction was $113 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long-distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. In September 1999, the FCC put the coalition's proposal out for public comment.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


In August 1999, the FCC released an order pertaining to access reform and pricing flexibility. The order grants price cap LECs immediate flexibility under certain circumstances to deaverage certain access services and permits the introduction of new services on a streamlined basis, without prior FCC approval.

Advanced Telecommunications Services

The Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). An order from the FCC on line sharing is expected in the fourth quarter of 1999.

Number Portability

In December 1998, the FCC released an order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

Internet Service Traffic

ILECs are required to provide open access to all Internet service providers
(ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T has appealed that decision. Arguments took place November 1, 1999 before the Ninth Circuit Court.

In October 1999, GTE's Internetworking unit filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end user of one party and terminating to the end user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that switch this traffic to their ISP customers. In a

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


recent ruling, the FCC has clarified that ISP traffic is largely interstate, does not "terminate" in GTE's local serving area, and based on an end-to-end analysis of the call, is not local traffic. Consistent with this recent ruling, GTE has been disputing and litigating bills from CLECs on these calls.

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

In March 1996, the CPUC issued a decision adopting an interim discount on resold services of 12% and indicated that a permanent discount would be addressed in the OANAD proceeding. In October 1997, during another phase of the proceeding, the Company submitted testimony regarding the proper cost model and the resulting permanent resale discount. Hearings were held in November and December 1997. Opening and reply briefs were filed in January 1998 and February 1998, respectively. Eight parties submitted testimony and four cost models will be subject to review. The CPUC's goal is to select one model to determine the proper resale discount. A final order is anticipated during the second quarter of 2000.

A collocation phase was added to the OANAD proceeding in June 1998 to determine appropriate methods of collocation and to establish prices for the adopted methods. The Company, Pacific Bell and AT&T/MCI submitted cost studies in October 1998. Hearings were held in February and March of 1999, and a final decision is expected in the fourth quarter of 1999.

Operations Support Systems

An important component in facilitating competitor entry into the local services market is the development of performance measurements and standards. This activity is being covered in the Operations Support Systems (OSS) proceeding. In January 1999, a Joint Partial Settlement Agreement (JPSA) regarding performance measurements was filed by the Company, Pacific Bell and various CLECs with the CPUC. In August 1999, the CPUC issued a final decision approving the JPSA and addressing previously unresolved issues related to performance measurements. In the Change Management Process (CMP) Phase of this proceeding, the CPUC issued a draft decision in October 1999 that approves, with qualification, two uncontested Joint Settlement Agreements. The proposed decision establishes a procedure whereby Pacific Bell, GTE, and interested CLECs may amend changes to OSS interfaces and creates an orderly structure under which these changes can be rolled out. A separate phase of the OSS proceeding is addressing the assessment of penalties for non-parity performance.

Open Market Transition

In November 1998, the CPUC issued a decision which granted the Company an interim surcharge in the amount of $0.02 per line per month for recovery of implementation costs for local competition. The Company, as well as other

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


carriers, filed petitions seeking an extension of time to impose the surcharge on end users. In July 1999, the CPUC concluded that since applicants have demonstrated that certain fundamental aspects of the surcharge required rehearing, and because there was no longer any reason to defer consideration of a final surcharge order, the CPUC revised its order issued in November 1998 to proceed directly with a reasonableness review without imposing an interim surcharge in customer billings. In August 1999, the Company and Pacific Bell submitted revised open market transition (OMT) costs to be recovered. The reasonableness of these costs will be reviewed by the CPUC in a contested proceeding during the first half of 2000.

Merger

In December 1998, GTE and Bell Atlantic filed a Joint Application in California requesting approval of the GTE/Bell Atlantic merger. California has a statutory requirement for rate-regulated public utilities to share with their ratepayers at least fifty percent of the forecasted merger-related net cost savings attributable to the regulated intrastate Category I and II services. The applicants estimate the total amount of such net savings is $162.7 million over four years, the present value of which is $111.7 million. The applicants propose to allocate fifty percent of the present value of the net savings, or approximately $55.9 million, to California ratepayers in three ways: (1) an annual surcredit of $10.4 million for a four-year period that would apply to local, toll and access services with the exception of basic residential service;
(2) by increasing the level of the Company's corporate donations by $2.5 million per year for ten years to a "Community Collaborative" that will disburse funds in underserved communities to promote access to telecom services, education, and other goals; and (3) continuing the Company's Universal Lifeline Telephone Service program for three years at $1.3 million per year. Evidentiary hearings were held in July 1999, and the Administrative Law Judge's proposed decision is expected in December, 1999. The final decision from the California Commission is due in January, 2000.

OTHER DEVELOPMENTS

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

Both companies are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

Planned Asset Sales

During May 1999, the Company entered into an agreement to sell approximately 46,000 switched access lines located in California and Arizona to Citizens Utilities Company. This sale consummates the Company's previously announced 1998 plan to sell selected access lines located in California and Arizona. The sale is subject to regulatory approval and is expected to close in 2000. The associated net assets, which approximate $40.5 million, consist of

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheet as of September 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $6.3 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access lines sold represented approximately 1% of the average switched access lines that the Company had in service during 1998, and contributed approximately 1% to 1998 consolidated revenues.

YEAR 2000 CONVERSION

State of Readiness

GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements. All other GTE business units are substantially complete in Year 2000 conversion and testing and are expected to be 100% complete by the end of November 1999.

GTE's remaining efforts continue through March 2000 and consist of quality assurance and validation of Year 2000 efforts across businesses; assuring forward compliance of systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and operation of our corporate Year 2000 communications watch center.

Cost to Address Year 2000 Issues

The estimated total multi-year cost of GTE's Year 2000 Program remains unchanged and is not expected to exceed $400 million. Through September 30, 1999, expenditures totaled $358 million. The current estimate for the cost of remediation for the Company is approximately $52.0 million. Through September 30, 1999, expenditures totaled $30.3 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 68% of GTE's program effort involves U.S. domestic operations. GTE's majority-owned subsidiaries have not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 500 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may arise, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts or other circumstances outside of GTE's control.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery plans include procedures and activities for a "multi-regional" Year 2000

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center that is now operational. Located in Dallas, Texas, the watch center will remain operational (as required) through March 1, 2000. The initial versions of our contingency plans were completed during the second quarter of 1999. These contingency plans will be kept current through the millennium rollover, and are being tested (as appropriate). As of September 30, 1999, 79% of the contingency plans have completed testing, and the remaining plans are expected to complete testing by the end of November 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.

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

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27    Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the third quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GTE California Incorporated
                                          -------------------------------
                                                   (Registrant)

Date: November 10, 1999                       /s/ Stephen L. Shore
      -----------------                   -------------------------------
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