Form 10-Q
period 2000-03-31
GTE CALIFORNIA INC
filed 2000-05-12
CIK 40864

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

                 For the quarterly period ended: MARCH 31, 2000

                                       or

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

The registrant, a wholly-owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction (H)(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES    [X]      NO    [ ]

The Company had 70,000,000 shares of $20 par value common stock outstanding at April 30, 2000. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                ---------------------------
                                                   2000             1999
                                               ------------     ------------
                                                   (Dollars in Millions)
REVENUES AND SALES
     Local services                            $      379.9     $      359.7
     Network access services                          292.3            277.5
     Other services and sales                         147.4            189.9
                                               ------------     ------------
        Total revenues and sales                      819.6            827.1
                                               ------------     ------------


OPERATING COSTS AND EXPENSES
     Cost of services and sales                       175.6            216.7
     Selling, general and administrative               84.5            134.6
     Depreciation and amortization                    161.7            154.1
                                               ------------     ------------
        Total operating costs and expenses            421.8            505.4
                                               ------------     ------------

OPERATING INCOME                                      397.8            321.7

OTHER EXPENSE
     Interest - net                                    35.8             35.1
                                               ------------     ------------

INCOME BEFORE INCOME TAXES                            362.0            286.6
     Income taxes                                     148.6            116.5
                                               ------------     ------------


NET INCOME                                     $      213.4     $      170.1
                                               ============     ============












Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)



                                                    March 31,        December 31,
                                                      2000               1999
                                                   ------------      ------------
                                                       (Dollars in Millions)

ASSETS
Current assets
    Cash and cash equivalents                      $        0.4      $       11.6
    Receivables, less allowances of
       $67.9 million and $65.5 million                    592.1             689.2
    Receivables from affiliates                             7.2              14.7
    Inventories and supplies                               57.6              45.2
    Net assets held for sale                               45.8              53.8
    Deferred income tax benefits                           77.2              68.7
    Prepayments and other                                  26.1              50.2
                                                   ------------      ------------
       Total current assets                               806.4             933.4
                                                   ------------      ------------


Property, plant and equipment, at cost                 10,588.5          10,489.8
Accumulated depreciation                               (6,763.3)         (6,665.0)
                                                   ------------      ------------
       Total property, plant and equipment, net         3,825.2           3,824.8
                                                   ------------      ------------


Prepaid pension costs                                   1,316.1           1,170.6
Other assets                                               17.9              15.5
                                                   ------------      ------------
Total assets                                       $    5,965.6      $    5,944.3
                                                   ============      ============











The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued




                                                 March 31,      December 31,
                                                   2000             1999
                                               ------------     ------------
                                                   (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt       $      305.3     $        5.2
    Notes payable to affiliates                       126.0            204.1
    Accounts payable                                  153.5            156.5
    Affiliate payables                                149.1            122.3
    Taxes payable                                     178.6             77.2
    Dividends payable                                 185.0            185.5
    Other                                             341.4            355.2
                                               ------------     ------------

       Total current liabilities                    1,438.9          1,106.0
                                               ------------     ------------


Long-term debt                                      1,665.9          1,966.4
Deferred income taxes                                 854.8            810.3
Employee benefit plans and other                      174.2            202.9
                                               ------------     ------------

       Total liabilities                            4,133.8          4,085.6
                                               ------------     ------------


Shareholders' equity
    Preferred stock                                      --             50.0
    Common stock (70,000,000 shares issued)         1,400.0          1,400.0
    Additional paid-in capital                         93.1             92.5
    Retained earnings                                 338.7            316.2
                                               ------------     ------------

       Total shareholders' equity                   1,831.8          1,858.7
                                               ------------     ------------

Total liabilities and shareholders' equity     $    5,965.6     $    5,944.3
                                               ============     ============










The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                                  Three Months Ended
                                                                                      March 31,
                                                                             ------------------------------
                                                                                 2000              1999
                                                                             ------------      ------------
                                                                                  (Dollars in Millions)
OPERATIONS
    Net income                                                               $      213.4      $      170.1
    Adjustments to reconcile net income to net cash
      from operations:
         Depreciation and amortization                                              161.7             154.1
         Employee retirement benefits                                              (148.0)            (36.8)
         Provision for uncollectible accounts                                        15.8              11.8
         Changes in current assets and current liabilities                          212.4             188.4
         Deferred income taxes and other - net                                        4.0              21.9
                                                                             ------------      ------------
       Net cash from operations                                                     459.3             509.5
                                                                             ------------      ------------
INVESTING
    Capital expenditures                                                           (150.3)           (113.9)
    Other - net                                                                       0.5                --
                                                                             ------------      ------------
       Net cash used in investing                                                  (149.8)           (113.9)
                                                                             ------------      ------------

FINANCING
    Long-term debt issued                                                           273.6             222.4
    Preferred stock retired, including premiums paid
       on early retirement                                                          (55.4)               --
    Dividends                                                                      (185.9)           (205.6)
    Net change in affiliate notes                                                  (353.0)           (422.9)
                                                                             ------------      ------------
       Net cash used in financing                                                  (320.7)           (406.1)
                                                                             ------------      ------------


Decrease in cash and cash equivalents                                               (11.2)            (10.5)


Cash and cash equivalents:
    Beginning of period                                                              11.6              16.4
                                                                             ------------      ------------
    End of period                                                            $        0.4      $        5.9
                                                                             ============      ============






The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
           Consolidated Statement of Shareholders' Equity (Unaudited)


                                                                              Additional
                                               Preferred          Common        Paid-In          Retained
                                                 Stock            Stock         Capital          Earnings           Total
                                             -------------   -------------   -------------   -------------    -------------
                                                                      (Dollars in Millions)
Shareholders' equity, December 31, 1999      $        50.0   $     1,400.0   $        92.5   $       316.2    $     1,858.7

Net income                                                                                           213.4            213.4
Redemption of preferred stock                        (50.0)                                           (5.4)           (55.4)
Tax benefit from exercise of stock options                                             0.6                              0.6
Dividends declared                                                                                  (185.5)          (185.5)
                                             -------------   -------------   -------------   -------------    -------------
Shareholder's equity, March 31, 2000         $          --   $     1,400.0   $        93.1   $       338.7    $     1,831.8
                                             =============   =============   =============   =============    =============




















The accompanying notes are an integral part of these statements.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

GTE California Incorporated (the Company) is incorporated under the laws of the State of California and is a subsidiary of GTE Corporation (GTE).

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 2000 presentation.

NOTE 2. DEBT

In March 2000, the Company issued $275.0 million of 7.65% Series H Debentures, due 2007. The net proceeds were applied toward the repayment of short-term borrowings used to finance the Company's construction program and for general corporate purposes.

NOTE 3. PREFERRED STOCK

In March 2000, the Company redeemed all 2,499,174 outstanding shares of preferred stock and paid premiums of $5.4 million pretax on the early redemption.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY
   Notes to Condensed Consolidated Financial Statements Unaudited) - Continued

NOTE 5. NET ASSETS HELD FOR SALE

During May 1999, the Company entered into an agreement to sell approximately 46,000 switched access lines located in California and Arizona to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in California and Arizona. The sale is subject to regulatory approval and is expected to close in 2000. The associated net assets, which approximate $45.8 million and $53.8 million at March 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $2.1 million and $1.9 million for the three months ended March 31, 2000 and 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents approximately 1% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 1% to 1999 consolidated revenues and approximately 1% of 1999 consolidated operating income.

NOTE 6. DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $3.9 million and $2.4 million, respectively, compared to the first quarter of 1999.

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

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. All state regulatory commissions have now approved the merger and the only remaining approval is required from the Federal Communications Commission.

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

Item 2.   Management's Discussion and Analysis of Results of Operations
               (Abbreviated pursuant to General Instruction H(2).)

RESULTS OF OPERATIONS

Net income increased $43.3 million or 25% for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to lower cost of services and sales and selling, general and administrative expenses, partially offset by a slight decline in total revenues and a corresponding increase in income taxes.





REVENUES AND SALES
(Dollars in Millions)               Three Months Ended
                                        March 31,
                                ------------------------       Increase         Percent
                                   2000           1999         (Decrease)       Change
                                ---------      ---------       ---------       ---------
Local services                  $   379.9      $   359.7      $    20.2               6%
Network access services             292.3          277.5           14.8               5%
Other services and sales            147.4          189.9          (42.5)            (22)%
                                ---------      ---------       ---------
  Total revenues and sales      $   819.6      $   827.1      $    (7.5)             (1)%
                                =========      =========       =========

Local Services Revenues

Local services revenues increased for the first quarter of 2000 compared to the first quarter of 1999 primarily due to 3% growth in switched access lines, which generated $10.1 million of additional revenues from basic local services, Integrated Services Digital Network and Digital Channel Services. Revenues from enhanced customer calling services, such as SmartCall(R) and CLASS services, contributed $4.9 million to the first quarter increase. In addition, operator services generated $1.8 million in revenue growth.

Network Access Services Revenues

Minutes of use increased 14%, generating additional network access services revenues of $15.4 million for the first quarter of 2000 compared to the first quarter of 1999. Special access revenues grew by $27.1 million as a result of greater demand for increased bandwidth services by high-capacity users. These increases are partially offset by the impact of mandated interstate and intrastate access price reductions and rate element adjustments of $29.2 million.

Other Services and Sales Revenues

The decrease in other services and sales revenues for the first quarter of 2000 is primarily the result of reduced toll revenues of $15.2 million resulting from intraLATA (Local Access Transport Area) toll competition and reduced public telephone revenues of $10.6 million due to decreased volumes associated with wireless product substitution. E911 revenues decreased $6.2 million and telecommunications equipment rental income decreased $6.5 million. Furthermore, the impact of a change in the recognition of directory publishing revenues contributed $3.9 million to the decrease (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues").

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

    Management's Discussion and Analysis of Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)



OPERATING COSTS AND EXPENSES
(Dollars in Millions)                       Three Months Ended
                                                  March 31,
                                          ------------------------      Increase       Percent
                                             2000          1999         (Decrease)      Change
                                          ---------      ---------       ---------      ---------
Cost of services and sales                $   175.6      $   216.7      $   (41.1)         (19)%
Selling, general and administrative            84.5          134.6          (50.1)         (37)%
Depreciation and amortization                 161.7          154.1            7.6            5%
                                          ---------      ---------       ---------
  Total operating costs and expenses      $   421.8      $   505.4      $   (83.6)         (17)%
                                          =========      =========       =========

The decrease in operating costs and expenses is primarily due to the recognition of a pretax gain of $102.1 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A one-time special charge of $19.9 million in the first quarter of 1999, associated with an employee-reduction program, also contributed to the decrease in costs for the first quarter of 2000 compared to the same period in 1999. Partially offsetting these decreases were higher costs of $25.3 million associated with customer and access line growth and costs for new initiatives, such as digital subscriber line (DSL) service. Further offsetting these cost reductions were higher access charges of $4.5 million, primarily resulting from increased competitive local exchange carrier (CLEC) activity. The increase in depreciation and amortization expense is associated with the investment in network facilities necessary to support switched access line growth due to higher demand from both Internet Service Providers (ISPs) and customers.


OTHER INCOME STATEMENT ITEMS

Income tax expense increased $32.1 million or 28% for the three months ended March 31, 2000 compared to the same period in 1999, primarily due to a corresponding increase in pretax income.


INTERSTATE REGULATORY DEVELOPMENTS

During the first quarter of 2000, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in 2000 to meet the wholesale requirements of new competitors. GTE has continued to sign interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks.

Universal Service

In November 1999, the Federal Communications Commission (FCC) released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural incumbent local exchange carriers (ILECs), including GTE. The effective date for the new federal universal service plan was January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

               (Abbreviated pursuant to General Instruction H(2).)


the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging. However, on April 6, 2000, the FCC denied GTE's request for an extension of time. The FCC expects state commissions, rather than the individual telephone companies, to file a waiver of the May 1, 2000 deadline, if necessary. On April 28, 2000, the FCC granted temporary waivers to seven state commissions allowing them to delay compliance up to six months. The remaining states that GTE operates in have already adopted permanent deaveraged UNE rates.


INTRASTATE REGULATORY DEVELOPMENTS

California

Open Access and Network Architecture Development

In January 2000, the California Public Utilities Commission (CPUC) issued a ruling directing the Company and Pacific Bell to file an amendment to existing interconnection agreements to provide for line sharing service, including interim prices. In a subsequent ruling, a new phase of the Open Access and Network Architecture Development (OANAD) proceeding was opened to address the interim and permanent line sharing issues, and a procedural schedule was issued. The Company, Pacific Bell and all interested CLECs were directed to negotiate in good faith throughout the month of March 2000 to reach agreement on amended contract language for interim line sharing service. Arbitration was requested and testimony has been filed. Hearings were held in April 2000 and an interim arbitrated decision is expected in August 2000. The scope and schedule to address final prices and other issues of line sharing will be set after interim contract language is adopted. Performance standards for line sharing are being addressed in a separate proceeding.

Operations Support Systems

The CPUC issued an order in April 2000 adopting line sharing performance measurements for the the Company and Pacific Bell in compliance with the FCC's line sharing order and California law.


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

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

               (Abbreviated pursuant to General Instruction H(2).)



Both companies are working diligently to complete the merger and are targeting completion of the merger in the second quarter of 2000.

Net Assets Held for Sale

During May 1999, the Company entered into an agreement to sell approximately 46,000 switched access lines located in California and Arizona to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in California and Arizona. The sale is subject to regulatory approval and is expected to close in 2000. The associated net assets, which approximate $45.8 million and $53.8 million at March 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $2.1 million and $1.9 million for the three months ended March 31, 2000 and 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents approximately 1% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 1% to 1999 consolidated revenues and approximately 1% of 1999 consolidated operating income.

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $3.9 million and $2.4 million, respectively, compared to the first quarter of 1999. Other services and sales revenues and operating income for the year ended December 31, 2000 are expected to decrease by approximately $125.9 million and $115.1 million, respectively, compared to 1999.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

               (Abbreviated pursuant to General Instruction H(2).)



earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.


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

PART II. OTHER INFORMATION

                   GTE CALIFORNIA INCORPORATED AND SUBSIDIARY

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K.

            10 Material Contracts - Letter Agreement between GTE Service Corporation and John Appel

            12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

            27   Financial Data Schedule

     (b) The Company filed a report on Form 8-K dated March 10, 2000 under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               GTE California Incorporated
                                               --------------------------------
                                                      (Registrant)

  Date:  May 12, 2000                              /s/ Stephen L. Shore
      -------------------                      --------------------------------
                                                       Stephen L. Shore
                                                         Controller
                                               (Principal Accounting Officer)




                                  EXHIBIT INDEX

     Exhibit
     Number                                        Description
     ------                                        -----------
        10                 Material Contracts - Letter Agreement between GTE
                           Service Corporation and John Appel

        12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule