Form 10-Q
period 2000-06-30
GTE CALIFORNIA INC
filed 2000-08-14
CIK 40864

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

                  For the quarterly period ended: June 30, 2000

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File Number 1-6417

                             VERIZON CALIFORNIA INC.
                   (Former Name : GTE California Incorporated)


             CALIFORNIA                                  95-0510200
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas               75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

    Registrant's telephone number, including area code 972-507-5000


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF GTE CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H)(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         YES  [X]    NO  [ ]

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            VERIZON CALIFORNIA INC.
             Condensed Consolidated Statements of Income (Unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                     --------------------------------  ---------------------------------
                                                          2000            1999              2000             1999
                                                     --------------- ----------------  ---------------  ----------------
                                                                           (Dollars in Millions)
REVENUES AND SALES
   Local services                                    $       408.6   $        375.2    $        804.0    $        757.3
   Network access services                                   306.5            296.0             603.0             577.4
   Other services and sales                                  119.4            152.4             247.1             316.1
                                                     -------------   --------------    --------------    --------------
      Total revenues and sales                               834.5            823.6           1,654.1           1,650.8
                                                     -------------   --------------    --------------    --------------

OPERATING COSTS AND EXPENSES
   Operations and support                                    299.6            344.3             559.8             695.7
   Depreciation and amortization                             162.9            147.4             320.0             298.5
                                                     -------------   --------------    --------------    --------------
      Total operating costs and expenses                     462.5            491.7             879.8             994.2
                                                     -------------   --------------    --------------    --------------

OPERATING INCOME                                             372.0            331.9             774.3             656.6

OTHER EXPENSE
   Interest - net                                             37.1             34.1              72.9              69.2
                                                     -------------   --------------    --------------    --------------
INCOME BEFORE INCOME TAXES                                   334.9            297.8             701.4             587.4
   Income taxes                                              149.0            120.9             299.4             238.6
                                                     -------------   --------------    --------------    --------------
NET INCOME                                           $       185.9   $        176.9    $        402.0    $        348.8
                                                     =============   ==============    ==============    ==============




The accompanying notes are an integral part of these statements.

                            VERIZON CALIFORNIA INC.
                Condensed Consolidated Balance Sheets (Unaudited)


                                                                            June 30,       December 31,
                                                                              2000             1999
                                                                        --------------    ------------
                                                                              (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                           $          0.7    $       11.6
    Receivables, less allowances of $63.5 million and $65.5 million              529.0           689.2
    Receivables from affiliates                                                    5.6            14.7
    Inventories and supplies                                                      57.7            45.2
    Net assets held for sale                                                      45.8            53.8
    Deferred income tax benefits                                                  85.7            68.7
    Prepayments and other                                                          8.3            50.2
                                                                        --------------    ------------
       Total current assets                                                      732.8           933.4
                                                                        --------------    ------------

Property, plant and equipment, at cost                                        10,523.6        10,324.4
Accumulated depreciation                                                      (6,777.8)       (6,576.6)
                                                                        --------------    ------------
       Total property, plant and equipment, net                                3,745.8         3,747.8
                                                                        --------------    ------------

Prepaid pension costs                                                          1,509.7         1,170.6
Other assets                                                                      18.0            15.5
                                                                        --------------    ------------
Total assets                                                            $      6,006.3    $    5,867.3
                                                                        ==============    ============




The accompanying notes are an integral part of these statements.

                            VERIZON CALIFORNIA INC.
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                                           June 30,        December 31,
                                                                             2000              1999
                                                                        -------------     -------------
                                                                             (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt                                $       305.3     $         5.2
    Notes payable to affiliates                                                 161.5             204.1
    Accounts payable                                                            130.5             156.5
    Affiliate payables and accruals                                             133.5             122.3
    Taxes payable                                                               260.2              77.2
    Dividends payable                                                           200.0             185.5
    Other                                                                       386.2             355.2
                                                                        -------------     -------------
       Total current liabilities                                              1,577.2           1,106.0
                                                                        -------------     -------------

Long-term debt                                                                1,666.2           1,966.4
Deferred income taxes                                                           876.9             817.3
Employee benefit plans and other                                                149.2             202.9
                                                                        -------------     -------------
       Total liabilities                                                      4,269.5           4,092.6
                                                                        -------------     -------------

Shareholder's equity
    Preferred stock                                                                --              50.0
    Common stock (70,000,000 shares issued)                                   1,400.0           1,400.0
    Additional paid-in capital                                                  336.8              92.5
    Retained earnings                                                              --             232.2
                                                                        -------------     -------------
       Total shareholder's equity                                             1,736.8           1,774.7
                                                                        -------------     -------------
Total liabilities and shareholder's equity                              $     6,006.3     $     5,867.3
                                                                        =============     =============




The accompanying notes are an integral part of these statements.

                            VERIZON CALIFORNIA INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                         Six Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                     2000                1999
                                                                   ------------     -----------
                                                                      (Dollars in Millions)
OPERATIONS
       Net cash from operations                                    $      759.9     $     725.7
                                                                   ------------     -----------
INVESTING
    Capital expenditures                                                 (302.7)         (263.8)
    Other - net                                                             2.2             0.9
                                                                   ------------     -----------
       Net cash used in investing                                        (300.5)         (262.9)
                                                                   ------------     -----------
FINANCING
    Long-term debt issued                                                 273.6           222.4
    Preferred stock retired, including premiums paid
       on early retirement                                                (55.4)             --
    Dividends                                                            (371.0)         (353.2)
    Net change in affiliate notes                                        (317.5)         (345.5)
                                                                   ------------     -----------
       Net cash used in financing                                        (470.3)         (476.3)
                                                                   ------------     -----------
Decrease in cash and cash equivalents                                     (10.9)          (13.5)

Cash and cash equivalents:
    Beginning of period                                                    11.6            16.4
                                                                   ------------     -----------
    End of period                                                  $        0.7     $       2.9
                                                                   ============     ===========




The accompanying notes are an integral part of these statements.

                            VERIZON CALIFORNIA INC.
           Consolidated Statement of Shareholder's Equity (Unaudited)

                                                                           Additional
                                               Preferred       Common        Paid-In      Retained
                                                 Stock         Stock         Capital      Earnings        Total
                                               -----------   -----------   -----------   ------------  -----------
                                                                      (Dollars in Millions)

Shareholder's equity, December 31, 1999        $      50.0   $   1,400.0   $      92.5   $      232.2  $   1,774.7
Net income                                                                                      402.0        402.0
Redemption of preferred stock                        (50.0)                                      (5.4)       (55.4)
Tax benefit from exercise of stock options                                         1.1                         1.1
Dividends declared                                                                             (385.6)      (385.6)
Capital contributions from Parent                                                243.2                       243.2
Dividend paid to Parent                                                                        (243.2)      (243.2)
                                               -----------  ------------   -----------   ------------  -----------

Shareholder's equity, June 30, 2000            $        --   $   1,400.0   $     336.8   $         --  $   1,736.8
                                               ===========   ===========   ===========   ============  ===========



The accompanying notes are an integral part of these statements.

                            VERIZON CALIFORNIA INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

Verizon California Inc. (the Company), formerly GTE California Incorporated, is a wholly-owned subsidiary of GTE Corporation (GTE), which is a wholly-owned subsidiary of Bell Atlantic Corporation (d/b/a Verizon Communications). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2. BELL ATLANTIC - GTE MERGER

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

Results of operations for June 30, 2000 include merger-related pre-tax costs totaling approximately $83.8 million consisting of direct incremental costs and employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support Expenses.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's balance sheet as a component of "Employee benefit plans and other."

Conforming Accounting Adjustments

Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $9.1 million and $9.2 million for the six months ended June 30, 2000 and 1999, respectively.

                           VERIZON CALIFORNIA INC.
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

NOTE 3. DIVIDEND

On July 30, 2000, the Company declared and paid a dividend in the amount of $200.0 million to Verizon Communications.

Prior to the closing of the GTE merger with Bell Atlantic, dividends that equaled the retained earnings balance reflected on the Company's financial statements were declared and paid to GTE. Upon the payment of these dividends, a capital contribution in the same amount was made by GTE to the Company.

NOTE 4. DEBT

In March 2000, the Company issued $275.0 million of 7.65% Series H Debentures, due 2007. The net proceeds were applied toward the repayment of short-term borrowings used to finance the Company's construction program and for general corporate purposes.

NOTE 5. PREFERRED STOCK

In March 2000, the Company redeemed all 2,499,174 outstanding shares of preferred stock and paid premiums of $5.4 million pretax on the early redemption.

NOTE 6. NET ASSETS HELD FOR SALE

During May 1999, the Company entered into an agreement to sell approximately 46,000 switched access lines located in California and Arizona to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in California and Arizona. The sale is contingent upon final agreements and regulatory approval and is expected to close in 2000. The associated net assets, which approximate $45.8 million and $53.8 million at June 30, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the condensed consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $2.1 million and $4.2 million for the three and six months ended June 30, 2000 and $1.8 million and $3.7 million for the three and six months ended June 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents approximately 1% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 1% to 1999 consolidated revenues and approximately 1% to 1999 consolidated operating income.

NOTE 7. DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the six months ended June 30, 2000 decreased $27.4 million and $25.0 million, respectively, compared to the first half of 1999.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement

                            VERIZON CALIFORNIA INC.
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the results of operations or the financial position of the Company.

Federal and State regulatory conditions to the merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments is likely to impact the net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $325 million. The estimated impact of each operating telephone subsidiary is still being assessed.

                            VERIZON CALIFORNIA INC.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

RESULTS OF OPERATIONS

Net income increased $53.2 million or 15% for the six months ended June 30, 2000, compared to the same period in 1999, primarily due to overall lower operating costs and expenses, partially offset by an increase in income taxes.

The Company's results for 2000 and 1999 were affected by special items. The special items in both periods include the Company's allocated share of charges from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis.

The following table shows how special items are reflected in the Company's condensed statements of income for each period:

(Dollars in Millions)
Six Months Ended June 30,                                 2000           1999
--------------------------------------------------------------------------------
Revenues and Sales
   Regulatory Contingency                              $   6.5       $     --
                                                       ----------    -----------
Operations and Support Expenses
  Bell Atlantic-GTE merger costs                          83.8             --
  Conforming accounting adjustments                       (9.1)          (9.2)
                                                       ----------    -----------
                                                          74.7           (9.2)
                                                       ----------    -----------
Interest Expense                                           0.4           --
                                                       ----------    -----------
Total                                                  $  81.6       $   (9.2)
                                                       ==========    ===========

What follows is a further explanation of the nature of these special items.

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

Results of operations for June 30, 2000 include merger-related pre-tax costs totaling approximately $83.8 million consisting of direct incremental costs and employee severance costs.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's balance sheet as a component of "Employee benefit plans and other."

                            VERIZON CALIFORNIA INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

Conforming Accounting Adjustments

Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $9.1 million and $9.2 million for the six months ended June 30, 2000 and 1999, respectively.

Regulatory Contingency

In the second quarter of 2000, the Company recognized a charge for a regulatory matter totaling $6.9 million. The Company recorded a reduction in revenue of $6.5 million and a charge to interest expense of $0.4 million. This matter relates to a specific issue currently under investigation by federal regulatory commissions. The Company believes it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.

REVENUES AND SALES
(Dollars in Millions)                                      Six Months Ended
                                                               June 30,
                                                    ----------------------------      Increase          Percent
                                                         2000            1999         (Decrease)        Change
                                                    -------------   -------------   -------------   --------------
    Local services                                  $       804.0   $       757.3   $        46.7              6%
    Network access services                                 603.0           577.4            25.6              4%
    Other services and sales                                247.1           316.1           (69.0)           (22)%
                                                    -------------   -------------   -------------
      Total revenues and sales                      $     1,654.1   $     1,650.8   $         3.3             --
                                                    =============   =============   =============

Local Services Revenues

Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Cellular service providers also pay access charges for cellular calls transported by Verizon California Inc. (the Company). Local services revenues increased for the first half of 2000 compared to the first half of 1999 primarily due to 3% growth in switched access lines which generated $23.8 million from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services. Revenues from enhanced customer calling services, such as SmartCall(R) and CLASS services, contributed $10.4 million to the year-to-date increase. In addition, operator and directory assistance services generated $3.7 million in revenue growth.

Network Access Services Revenues

Network access services revenues are earned from end-user subscribers and long-distance and other competing carriers who use the Company's local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from customers and from resellers who purchase dial-tone services. Minutes of use increased 10%, generating additional network access services revenues of $24.2 million for the six months ending June 30, 2000 compared to the same period in 1999. Special access revenues grew by $57.0 million as a result of greater demand for increased bandwidth services by high-capacity users. These increases were partially offset by the impact of mandated interstate and intrastate access price reductions and rate

                            VERIZON CALIFORNIA INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

element adjustments of $32.9 million. Further offsetting the increases were declines of $7.6 million related to settlement activities. In addition, revenues were reduced by a second quarter 2000 special charge for a contingency associated with a regulatory matter (See "Results of Operations").

Other Services and Sales Revenues

Other services and sales revenues include such services as inventory management and purchasing services, customer premises equipment sales, public telephone and billing and collection provided to affiliates and third parties. In addition, other services and sales revenues include revenues from toll services which are earned primarily from calls made outside a customer's local calling area but with in the same LATA (Local Access Transport Area) -(intraLATA). The decrease in other services and sales revenues for the six-month period ended June 30, 2000 compared to the same period in 1999 was primarily the result of reduced toll revenues of $29.5 million resulting from intraLATA toll competition. The impact of a change in the recognition of directory publishing revenues resulted in a decrease of $27.4 (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues"). Further impacting the decrease are reduced public telephone revenues of $11.8 million due to decreased volumes associated with wireless product substitution, and lower wireless and paging revenues of $8.5 million. These declines are partially offset by increased E911 revenues of $12.1 million.


OPERATING COSTS AND EXPENSES
(Dollars in Millions)                                      Six Months Ended
                                                               June 30,
                                                    ----------------------------    Increase        Percent
                                                         2000           1999        (Decrease)      Change
                                                    -------------  -------------  -------------  ------------
    Operations and support                          $       559.8  $       695.7  $      (135.9)        (20)%
    Depreciation and amortization                           320.0          298.5           21.5           7%
                                                    -------------  -------------  -------------
      Total operating costs and expenses            $       879.8  $       994.2  $      (114.4)        (12)%
                                                    =============  =============  =============

Operations and support expenses, representing employee costs and other operating expenses, decreased in the first six months of 2000 compared to the same period in 1999 primarily due to the recognition of a pretax gain of a $222.0 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A charge of $19.9 million in the first quarter of 1999, associated with an employee-reduction program, also contributed to the decrease. Partially offsetting these decreases was a second quarter 2000 special charge of $83.8 million for severance and direct incremental merger-related costs (see "RESULTS OF OPERATIONS"). In addition, offsetting the decreases were increased settlements of $17.2 million and higher access expenses of $4.4 million, primarily resulting from increased competitive local exchange carrier
(CLEC) activity.

Depreciation and amortization expense increased primarily due to continued investment in the network to support access line growth due to higher demand from Internet Service Providers (ISPs) and additional customer lines. Partially offsetting the increase in depreciation and amortization expense were reductions resulting from adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger (See "RESULTS OF OPERATIONS").


OTHER INCOME STATEMENT ITEMS

Income tax expense increased 25% or $60.8 million for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to an increase in pretax income.

                           VERIZON CALIFORNIA INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

INTERSTATE REGULATORY DEVELOPMENTS

FCC Regulation and Interstate Rates

On May 31, 2000, the Federal Communications Commission (FCC) approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in Verizon's service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communications opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

                           VERIZON CALIFORNIA INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

INTRASTATE REGULATORY DEVELOPMENTS

California

Open Access and Network Architecture Development

In March 1996, the California Public Utilities Commission (CPUC) issued a decision adopting an interim discount on resold services of 12% and indicated that a permanent discount would be addressed in the Open Access and Network Architecture Development (OANAD) proceeding. Hearings were held in November and December 1997 on the permanent rate and the matter was submitted for a decision in early 1998. A final order is anticipated during the fourth quarter of 2000.

A prehearing conference reopening the Company's Unbundled Network Element (UNE) cost phase was held August 1, 2000. All parties except Verizon supported the CPUC issuing a decision on the existing record. Verizon recommended that the interim arbitrated rates remain in effect and updates to the existing cost study be allowed once the effects are known of the recent U.S. Court of Appeals decision invalidating certain FCC pricing guidelines. The Administrative Law Judge will issue another ruling during the third quarter of 2000 seeking further comments on the issues raised.

In January 2000, the CPUC issued a ruling directing the Company and Pacific Bell to file an amendment to existing interconnection agreements to provide for line sharing service, including interim prices. In a subsequent ruling, a new phase of the OANAD proceeding was opened to address the interim and permanent line sharing issues. Hearings were held in April 2000 and a final arbitrator report was issued in May 2000. This report adopted a rate of $3.00 per month for access to the high frequency portion of the loop; adopted the CLECs' proposal to reduce the Incumbent Local Exchange Carrier's (ILECs') proposed rates for semi-mechanized and manual systems by 50%; and adopted the Company's price of $5.00 when the ILEC owns the splitter. A final CPUC decision is expected in

                           VERIZON CALIFORNIA INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

the third quarter of 2000. The scope and schedule to address final prices and other issues of line sharing will be set after interim contract language is adopted.

Operations Support Systems

The CPUC issued an order in April 2000 adopting line sharing performance measurements for the Company and Pacific Bell in compliance with the FCC's line-sharing order and California law.

Open Market Transition

In July 1999, the CPUC denied in part and granted in part several applications for rehearing of the decision that ordered an interim surcharge to recover costs associated with the implementation of local competition. The CPUC concluded that certain fundamental aspects of the surcharge require rehearing and that it should also conduct a comprehensive reasonableness review in order to reach a final rather than an interim implementation cost recovery surcharge. The Company submitted its implementation costs for 1996 through 1998 in August 1999 and filed testimony in December 1999 requesting recovery for $12.3 million. To facilitate further negotiations, the CPUC granted the CLECs an extension of time to September 22, 2000 to reply to the Company's reasonableness report.

ISP Reciprocal Compensation

In February 2000, the CPUC opened a rulemaking into reciprocal compensation for telephone traffic originating from customers' telephone stations and transmitted to ISPs' modems. The rulemaking identified six major policy issues addressing reciprocal compensation for ISP traffic. Evidentiary hearings have been scheduled for August 14-25, 2000. The Company is seeking to have the CPUC revise its current policy by ruling that reciprocal compensation is inappropriate for ISP traffic. A final decision is expected in the fourth quarter of 2000.


OTHER DEVELOPMENTS

Net Assets Held for Sale

During May 1999, the Company entered into an agreement to sell approximately 46,000 switched access lines located in California and Arizona to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in California and Arizona. The sale is contingent upon final agreements and regulatory approval and is expected to close in 2000. The associated net assets, which approximate $45.8 million and $53.8 million at June 30, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the condensed consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $2.1 million and $4.2 million for the three and six months ended June 30, 2000 and $1.8 million and $3.7 million for the three and six months ended June 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents approximately 1% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 1% to 1999 consolidated revenues and approximately 1% to 1999 consolidated operating income.

                           VERIZON CALIFORNIA INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenue and operating income for the six months, ended June 30, 2000 decreased $27.4 million and $25.0 million respectively, compared to the first half of 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

                           VERIZON CALIFORNIA INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

PART II. OTHER INFORMATION

                           VERIZON CALIFORNIA INC.

Item 1. Legal Proceedings

     There were no proceedings reportable under this Item.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          3.1* Articles of Incorporation and Bylaws (Exhibit 3.1 of the 1998
               Form 10-K)

          3.2* Certificate of Amendment of the Articles of Incorporation dated
               March 26, 1998 (Exhibit 3.2 of the March 31, 1998 Form 10-Q)

          3.4* Certificate of Amendment of the Articles of Incorporation dated
               April 21, 1998 (Exhibit 3.3 of the March 31, 1998 Form 10-Q)

          3.6 Amended Articles of Incorporation of Verizon California Inc., filed with the Secretary of State of California on June 30, 2000

          27   Financial Data Schedule

     (b) The Company filed a report on Form 8-K dated June 30, 2000 under Item 1, "Changes in Control of Registrant."


     * Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Verizon California Inc.
                                                 ----------------------------
                                                      (Registrant)

  Date:   August 14, 2000                            /s/  Edwin F. Hall
        --------------------                    -----------------------------
                                                          Edwin F. Hall
                                                            Controller
                                                (Principal Accounting Officer)





      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                  EXHIBIT INDEX

    Exhibit
    Number                          Description
    -------                         -----------

     3.6 Amended Articles of Incorporation of Verizon California Inc., filed with the Secretary of State of California on June 30, 2000

      27              Financial Data Schedule