Form 10-Q
period 2001-03-31
VERIZON CALIFORNIA INC
filed 2001-05-15
CIK 40864

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-Q
                              _____________________


(Mark one)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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


        1095 Avenue of the Americas, Room 3868, New York, New York 10036


                         Telephone Number (212) 395-2121

       Former Address: 1255 Corporate Drive, SVC04C08, Irving, Texas 75038

                            _________________________


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

                             Verizon California Inc.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                          Three Months Ended March 31,
                                                                              -------------------------------------------------
(Dollars in Millions) (Unaudited)                                                            2001                     2000
-------------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
    (including $.2 and $0 from affiliates)                                                 $832.3                   $819.6
                                                                                -------------------------------------------------

OPERATING EXPENSES
Operations and support (including $70.9 and $89.3 to affiliates)                            330.6                    260.1
Depreciation and amortization                                                               160.8                    157.1
                                                                                -------------------------------------------------
                                                                                            491.4                    417.2
                                                                                -------------------------------------------------

OPERATING INCOME                                                                            340.9                    402.4

OTHER INCOME AND (EXPENSE), NET
    (including $.2 and $.1 from affiliate)                                                     .2                      (.4)

INTEREST EXPENSE
    (including $7.2 and $6.8 to affiliate)                                                   35.8                     35.4
                                                                                -------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                    305.3                    366.6
PROVISION FOR INCOME TAXES                                                                  125.0                    150.4
                                                                                -------------------------------------------------

NET INCOME                                                                                 $180.3                   $216.2
                                                                                =================================================


           See Notes to Condensed Consolidated Financial Statements.

                            Verizon California Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

(Dollars in Millions) (Unaudited)                                                         March 31, 2001     December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------


CURRENT ASSETS
Cash                                                                                           $    13.9             $     2.5
Short-term investments                                                                              81.4                  84.9
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $75.6 and $74.0                       637.2                 588.1
    Affiliates                                                                                       7.3                  87.7
Material and supplies                                                                               58.6                  51.0
Prepaid expenses                                                                                     9.3                  16.9
Deferred income taxes                                                                               95.4                  90.7
Net assets held for sale                                                                            49.7                  46.9
Other                                                                                               81.4                  48.1
                                                                                    ---------------------------------------------
                                                                                                 1,034.2               1,016.8
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                   10,881.2              10,792.7
Less accumulated depreciation                                                                    7,031.9               6,922.7
                                                                                    ---------------------------------------------
                                                                                                 3,849.3               3,870.0
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                            1,695.4               1,643.0
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                       194.1                 227.8
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                    $6,773.0              $6,757.6
                                                                                    =============================================


           See Notes to Condensed Consolidated Financial Statements.

                            Verizon California Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions) (Unaudited)                                                         March 31, 2001     December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                    $ 809.9               $ 496.5
    Other                                                                                            5.5                 305.5
Accounts payable and accrued liabilities:
    Affiliates                                                                                      66.6                 157.4
    Other                                                                                          447.8                 488.1
Other liabilities                                                                                  226.6                 219.0
                                                                                    --------------------------------------------
                                                                                                 1,556.4               1,666.5
                                                                                    --------------------------------------------

LONG-TERM DEBT                                                                                   1,661.3               1,661.2
                                                                                    --------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                       276.3                 177.5
                                                                                    --------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                            1,042.3               1,010.3
Unamortized investment tax credits                                                                   4.5                   5.1
Other                                                                                              157.0                 190.2
                                                                                    --------------------------------------------
                                                                                                 1,203.8               1,205.6
                                                                                    --------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock $20 par value per share                                                             1,400.0               1,400.0
  Authorized shares:  100,000,000
  Outstanding shares:  70,000,000
Contributed capital                                                                                337.1                 336.9
Reinvested earnings                                                                                338.1                 309.9
                                                                                    --------------------------------------------
                                                                                                 2,075.2               2,046.8
                                                                                    --------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $6,773.0              $6,757.6
                                                                                    ============================================



           See Notes to Condensed Consolidated Financial Statements.

                           Verizon California Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               Three Months Ended March 31,
                                                                                    ---------------------------------------------
(Dollars in Millions)                                                                            2001                  2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $  285.8               $  459.3
                                                                                    ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                              3.5                   ---
Capital expenditures                                                                           (140.8)                (150.3)
Other, net                                                                                        1.5                     .5
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                          (135.8)                (149.8)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                         ---                   273.6
Principal repayments of borrowings and capital lease obligations                               (300.0)                 (55.4)
Net change in note payable to affiliate                                                         313.4                 (353.0)
Dividend paid                                                                                  (152.0)                (185.9)
                                                                                    ---------------------------------------------
Net cash used in financing activities                                                          (138.6)                (320.7)
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                               11.4                  (11.2)

CASH, BEGINNING OF PERIOD                                                                         2.5                   11.6
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                          $   13.9               $     .4
                                                                                    =============================================




            See Notes to Condensed Consolidated Financial Statements.

                            Verizon California Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon California Inc. is a wholly owned subsidiary of GTE Corporation
(GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Our results of operations for the three months ended March 31, 2000 include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger of Bell Atlantic Corporation and GTE on June 30, 2000. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.    Revenue Recognition

      We recognize revenue when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent incremental direct costs associated with certain nonrecurring fees, such as service activation and installation fees.

3.    Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

4.    Dividend

      On May 1, 2001, we declared and paid a dividend in the amount of $180.0 million to GTE.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

                           Verizon California Inc.

6.    Shareowner's Investment


                                                                                           Contributed         Reinvested
(Dollars in Millions)                                                     Common Stock         Capital           Earnings
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                  $1,400.0          $336.9            $ 309.9
Net income                                                                                                          180.3
Dividend declared                                                                                                  (152.0)
Other                                                                                               .2                (.1)
                                                                      -----------------------------------------------------------
Balance at March 31, 2001                                                     $1,400.0          $337.1            $ 338.1
                                                                      ===========================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2001 and 2000.

7.    Net Assets Held For Sale

      During May 1999, we entered into an agreement to sell approximately 46,000 switched access lines located in California and Arizona to Citizens Utilities Company. This agreement consummates our previously announced 1998 plan to sell selected access lines located in California and Arizona. The sale is contingent upon final agreements and regulatory approval and is expected to close during 2001. The associated net assets, which approximate $49.7 million and $46.9 million at March 31, 2001 and December 31, 2000, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the balance sheets. We intend to continue to operate all of these assets until sold. Given the decision to sell, no depreciation expense was recorded for these assets during 2000 or 2001 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, depreciation expense was lowered by $2.1 million for both of the three month periods ended March 31, 2001 and 2000, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents approximately 1.0% of the switched access lines that we had in service at the end of 2000, and contributed approximately 1.0% to 2000 revenues and approximately 1.0% to 2000 operating income.

8.    Commitments and Contingencies

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

                           Verizon California Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $180.3 million for the three month period ended March 31, 2001, compared to net income of $216.2 million for the same period in 2000. Our results were affected by merger-related costs recorded in the first quarter of 2001, as described below.

Merger-related Costs

      In connection with the Bell Atlantic-GTE merger, which was completed in June 2000, we recorded pre-tax transition costs of $5.4 million in the first quarter of 2001 (including $.9 million allocated from Verizon Services Corp.). These costs were recorded in Operations and Support Expense. Verizon Services Corp. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications) that provides various centralized services on behalf of Verizon Communications' subsidiaries.

      These costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs were expensed as incurred.

OPERATING REVENUE STATISTICS
----------------------------


                                                                               2001                 2000           % Change
-------------------------------------------------------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)
   Residence                                                                  3,210                3,191                 .6%
   Business                                                                   1,625                1,611                 .9
   Public                                                                        50                   56              (10.7)
                                                                  ----------------------------------------------
                                                                              4,885                4,858                 .6
                                                                  ==============================================
Three Months Ended March 31,
Minutes of Use from Carriers and CLECs  (in millions)                         6,262                6,271                (.1)
                                                                  ==============================================

                            Verizon California Inc.

OPERATING REVENUES
------------------
(Dollars in Millions)


                                                                                               Three Months Ended March 31,
                                                                                      -----------------------------------------
                                                                                                   2001                 2000
-------------------------------------------------------------------------------------------------------------------------------
Local services                                                                                   $402.9               $409.0
Network access services                                                                           318.8                296.5
Long distance services                                                                             38.6                 49.0
Other services                                                                                     72.0                 65.1
                                                                                      -----------------------------------------
Total                                                                                            $832.3               $819.6
                                                                                      =========================================


LOCAL SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(6.1)       (1.5)%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      The decline in local service revenues was driven primarily by the effects of certain regulatory matters in 2000 and price reductions on certain local services in 2001. This decline was partially offset by increased demand for value-added services as a result of new packaging of services.

NETWORK ACCESS SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $22.3         7.5%
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

      The growth in network access revenues was mainly attributable to increased demand for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

      Volume-related growth was partially offset by mandated price reductions on certain interstate and intrastate access services and other regulatory decisions. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001.

                            Verizon California Inc.

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(10.4)      (21.2)%
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

      The decline in long distance revenues was principally caused by the competitive effects of other providers of long distance services, as well as the effect of price reductions of certain long distance services.

OTHER SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                         $6.9        10.6%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (coin) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      Growth in other service revenues was driven primarily by higher billing and collection revenues, partially offset by lower revenues from CPE sales.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $70.5        27.1%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services Corp., rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      Operations and support expenses increased primarily due to the effect of a pre-tax gain recorded in the first quarter of 2000 associated with lump-sum settlements of pension obligations for certain active and former employees. Merger-related transition costs recorded in the first quarter of 2001, salary and wage increases for management and non-management employees, and higher interconnection and other related costs associated with reciprocal compentation arrangements with competitive local exchange and other carriers to terminate calls on their network, also contributed to higher operating expenses, but to a lesser extent. These increases were partially offset by lower pension and benefit costs and the effect of lower work force levels.

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network. In March 2000, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

                           Verizon California Inc.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                         $3.7         2.4%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $.6         150.0%
--------------------------------------------------------------------------------

      The change in other income and (expense), net, was primarily attributable to an increase in interest income over the same period in 2000.

INTEREST EXPENSE

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $.4           1.1%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first quarter of 2001, compared to the same period in 2000, primarily due to overall higher levels of average borrowings, partially offset by higher capitalized interest costs associated with telephone plant under construction.

EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2001                                                      40.9%
--------------------------------------------------------------------------------
      2000                                                      41.0%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle. Our effective income tax rate was lower for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to a decrease in preferred dividends and a decrease in non-recurring income tax expenses.

                            Verizon California Inc.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.

Item 6.       Exhibits and Reports on Form 8-K


              (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

                            Verizon California Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Verizon California Inc.




Date:  May 15, 2001                         By  /s/ Edwin F. Hall
                                               --------------------------------
                                                    Edwin F. Hall
                                                    Controller


       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2001.