Form 10-K405
period 2001-12-31
VERIZON CALIFORNIA INC
filed 2002-03-25
CIK 40864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

                           --------------------------


(Mark one)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                       OR

   [_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to

                          Commission file number 1-6417

                             VERIZON CALIFORNIA INC.

A California Corporation           I.R.S. Employer Identification No. 95-0510200

        1095 Avenue of the Americas, Room 3868, New York, New York 10036

                         Telephone Number (212) 395-2121

                         -------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

                             Verizon California Inc.

                                TABLE OF CONTENTS

Item No.                                                                                                       Page
--------                                                                                                       ----
                                     PART I
  1.     Business
          (Abbreviated pursuant to General Instruction I(2).) ............................................       1
  2.     Properties ......................................................................................       6
  3.     Legal Proceedings ...............................................................................       6
  4.     Submission of Matters to a Vote of Security Holders
          (Omitted pursuant to General Instruction I(2).).................................................       6

                                     PART II

  5.     Market for Registrant's Common Equity and Related Stockholder Matters ...........................       7
  6.     Selected Financial Data
          (Omitted pursuant to General Instruction I(2).).................................................       7
  7.     Management's Discussion and Analysis of Results of Operations
          (Abbreviated pursuant to General Instruction I(2).) ............................................       8
  7A.    Quantitative and Qualitative Disclosures About Market Risk.......................................      15
  8.     Financial Statements and Supplementary Data .....................................................      15
  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............      15

                                    PART III

          (Omitted pursuant to General Instruction I(2).):

 10.     Directors and Executive Officers of the Registrant ..............................................      15
 11.     Executive Compensation ..........................................................................      15
 12.     Security Ownership of Certain Beneficial Owners and Management ..................................      15
 13.     Certain Relationships and Related Transactions ..................................................      15

                                     PART IV

 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................................      16

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 18, 2002.

                             Verizon California Inc.

                                     PART I

Item 1.   Business

                                     GENERAL

     Verizon California Inc. is incorporated under the laws of the state of California. We are a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon). We have a wholly owned subsidiary, Contel Advanced Systems, Inc., which markets telecommunications customer premise equipment and other products and services.

     We presently serve a territory consisting of eleven Local Access and Transport Areas (LATAs) located in California, Nevada and Arizona. These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which we have been permitted by the "Modification of Final Judgment"
(MFJ) to provide telephone service.

     We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

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

     The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal, state and local governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes Verizon's Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and Verizon's Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses.

     The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory including our long distance services. Some of Verizon's long distance subsidiaries operate as a reseller of national and international long distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800/888 services and operator services to its customers. This unit also provides operator and pay telephone services. The Retail unit includes Verizon Avenue, a

                             Verizon California Inc.

subsidiary of Verizon that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary of Verizon that markets customer premises equipment to the end-user.

     The Network unit markets (i) switched and special access to the telephone operations' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation, and emerging business management.

     The Advanced Services unit markets Verizon's ADSL (asymmetrical digital subscriber line) and Internet access services. Verizon's Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology.

     The National Operations unit markets Verizon's Communications and Construction services that supply installation and repair labor and manages Verizon's Supply unit that is responsible for the procurement and management of inventory and supplies for the telephone operations, as well as other subsidiaries. The Supply unit also sells material and logistic services to third parties.

FCC Regulation and Interstate Rates

     We are subject to the jurisdiction of the Federal Communications Commission
(FCC) with respect to interstate services and related matters. In 2001, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges and Universal Service

     On May 31, 2000, the FCC adopted a plan advanced by members of the industry (the Coalition for Affordable Local and Long Distance Service, or CALLS) as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

     On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% and the size of the new universal service fund at $650 million. The entire plan (including these elements) will continue in effect pending the FCC's further consideration of its justification of these components. As a result of tariff adjustments which became effective in July 2001, substantially all of our access lines have reached the $0.0055 benchmark.

     The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In 2001, Verizon was authorized to remove special access and dedicated transport services from price caps in 35 of the 57 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in three additional MSAs in the former GTE territory. In addition, the FCC found that in 10 MSAs Verizon had met the stricter standards to remove special access connections to end-user customers from price caps. Verizon has an application pending that, if granted, would remove special access services from price cap regulation in 16 additional MSAs.

     In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and

                             Verizon California Inc.

had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals.

Unbundling of Network Elements (UNEs)

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

     In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the Telecommunications Act of 1996 (1996 Act). In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. This portion of the court's decision has been stayed pending review by the U.S. Supreme Court. In addition, the court upheld the FCC's decision that UNEs should be priced based on a forward-looking cost model rather than historical costs. The U.S. Supreme Court currently has this case under review.

     In December 2001, the FCC opened its triennial review of UNEs. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions described above. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services.

Compensation for Internet Traffic

     On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

State Regulation of Rates and Services

     The state regulatory commissions in Arizona, California and Nevada regulate our communications services with respect to our intrastate rates and services and certain other matters.

Arizona

     Our operations in Arizona are subject to rate of return regulation.

California

     Our operations in California have operated under the New Regulatory Framework (NRF) since 1990. The NRF allows for a gradual transition to less regulation on a service-by-service basis. The NRF is reviewed every three years and currently has the following features:

..    Earnings Ceiling: The ceiling is suspended.

..    Price Cap Index: By setting inflation equal to productivity, the California
     Public Utilities Commission (CPUC) has suspended the price cap index. Limited exogenous changes are allowed. Generally, exogenous changes are changes unique to or specifically targeted at a company that are beyond its control (in this case, changes are permitted only for matters mandated by the CPUC or changes in total intrastate cost recovery resulting from changes between federal and state jurisdictions).

                            Verizon California Inc.

..    Price Flexibility: Services fall into three categories.

     Category I services cannot be changed without CPUC approval.

     Category II services are partially competitive and can be adjusted within a ceiling/floor range. The current price (effectively the ceiling) cannot be increased without a formal application.

     Category III services are considered competitive and can be increased or decreased on short notice.

..    New Services: New services can be classified as Category II or III. If introduced as Category III, we must demonstrate insignificant market power.

     The CPUC will review NRF features during 2002.

Nevada

     Our operations in Nevada are subject to rate of return regulation.

Competition

     We face increasing competition in all areas of our business. The 1996 Act, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

Local Exchange Services

     The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in our jurisdictions. The 1996 Act has significantly increased the level of competition in our local exchange markets.

     One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our company, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

..    purchase service from the ILEC for resale to CLEC customers;
..    purchase UNEs from the ILEC; and/or
..    interconnect the CLEC's network with the ILEC's network.

As a result, competition in our local exchange markets continues to increase. We are generally required to sell our services to CLECs at discounts from the prices we charge our retail customers.

Long Distance Services

     We offer intraLATA long distance services. IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. Federal regulators have jurisdiction over interstate toll services. State regulatory commissions permit other carriers to offer intraLATA toll services within our states.

Alternative Access Services

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

                             Verizon California Inc.

     Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our lines.

Wireless Services

     Wireless services also constitute a significant source of competition, especially as wireless carriers (including Verizon Wireless) expand and improve their network coverage and continue to lower their prices to end-users. As a result, more end-users are substituting wireless services for basic wireline service. Wireless telephone services can also be used for data transmission.

Public Telephone Services

     The growth of wireless communications has significantly decreased usage of public telephones, as more customers are substituting wireless services for public telephone services. In addition, we face competition from other providers of public telephone services.

Operator Services

     Our operator services product line faces competition from alternative operator services providers and Internet service providers.

                                    EMPLOYEES

     As of December 31, 2001, we had approximately 10,100 employees.

                            Verizon California Inc.

Item 2.   Properties

                                     GENERAL

     Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                             2001          2000
--------------------------------------------------------------------------------
Central office equipment                                     39%           38%
Outside communications plant                                 47            47
Land and buildings                                            8             8
Furniture, vehicles and other work equipment                  4             5
Other                                                         2             2
                                                     ---------------------------
                                                            100%          100%
                                                     ===========================

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

     All of our properties, located in the states of Arizona, California and Nevada, are generally in good operating condition and are adequate to satisfy the needs of our business. A portion of our property is subject to the lien of our mortgage bond indenture securing funded debt.

     Our customers are served by electronic switching systems that provide a wide variety of services. Our network has full digital capability to furnish advanced data transmission and information management services.

                              CAPITAL EXPENDITURES

     We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $608 million in 2001, $752 million in 2000, and $576 million in 1999. Capital expenditures exclude additions under capital lease. Our total investment in plant, property and equipment was approximately $11.3 billion at December 31, 2001, $10.8 billion at December 31, 2000, and $10.3 billion at December 31, 1999, including the effect of retirements, but before deducting accumulated depreciation.

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

Item 6.   Selected Financial Data

          (Omitted pursuant to General Instruction I(2).)

                            Verizon California Inc.

Item 7. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction I(2).)

     This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in the index set forth on page F-1.

OVERVIEW
--------

Description of Business

     Verizon California Inc. is a wholly owned subsidiary of GTE Corporation
(GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). We presently serve a territory consisting of eleven Local Access and Transport Areas (LATAs) located in California, Nevada and Arizona. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

     The communications services we provide are subject to regulation by the state regulatory commissions of Arizona, California and Nevada with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access rates. For a further discussion of the Company and our regulatory plans, see Item 1 - "Description of Business."

Critical Accounting Policies

     Significant accounting policies are highlighted in the applicable sections of this discussion and analysis of results of operations. See sections on "Transactions with Affiliates," "Employee Severance Costs and Settlement Gains/Losses," "Operating Revenues," and "Depreciation and Amortization." In addition, all of our significant accounting policies are described in Note 1 to the consolidated financial statements.

Transactions with Affiliates

     Our financial statements include transactions with Verizon Services Corp., Verizon Services Group and Verizon Corporate Services Group Inc. (collectively known as Verizon Services), Verizon Information Services Inc., Verizon Data Services Inc., GTE Communication Systems Corporation (GTE Communication Systems), GTE Funding, GTE Corporation (GTE) and other affiliates.

     We have contractual arrangements with Verizon Services for the provision of various centralized services. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed. We are also allocated a portion of Verizon Services employee benefit costs.

     We have an agreement to provide subscriber lists, billing and collection and other services to Verizon Information Services Inc. (Directories). Directories bills us for printing and other costs associated with regulatory requirements included in the telephone directories, including the cost of any Extended Area Services sections in the directories. Directories also bills us for any advertising we place in the telephone directories.

     Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon Communications' operating telephone subsidiaries.

     GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair service to us.

     We have contractual arrangements with GTE Funding and GTE to provide short-term financing, investing and cash management services to us.

                            Verizon California Inc.

     We also include miscellaneous items of income and expense resulting from transactions with other affiliates including Verizon Advanced Data Inc. and Verizon Select Services Inc. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, and sales and purchases of material and supplies.

     See also Note 13 to the consolidated financial statements for additional information on affiliate transactions.

RESULTS OF OPERATIONS
---------------------

     We reported net income of $621.8 million in 2001, compared to net income of $767.5 million in 2000.

     Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services.

     What follows is a further explanation of the nature of these special items.

Employee Severance Costs and Settlement Gains/Losses

     During the fourth quarter of 2001, we recorded a charge of $9.1 million (additionally $3.4 million was allocated from Verizon Services) for severance and related benefits, in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," for the voluntary and involuntary separation of employees.

     We recorded pension settlement gains of $270.0 million in 2000 as a result of pension plan distributions which surpassed the sum of service cost and interest cost in each year. Settlements of pension obligations are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

Completion of Merger

     On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination.

     The following table summarizes the charges incurred for the Bell Atlantic-GTE Merger.

                                                           (Dollars in Millions)
Years Ended December 31,                                    2001          2000
--------------------------------------------------------------------------------
Operations and Support Expenses
  Direct incremental costs                                $ ---          $32.3
  Severance costs                                           ---           51.5
  Transition costs                                         42.0           10.8
  Other costs                                               ---            2.5
                                                --------------------------------
                                                           42.0           97.1
                                                --------------------------------
Depreciation and Amortization Expense
   Accounting conformity adjustments                        ---           (9.1)
                                                --------------------------------
Total costs                                               $42.0          $88.0
                                                ================================

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

                             Verizon California Inc.

Employee Severance Costs

     Employee severance costs related to the Bell Atlantic-GTE merger of $51.5 million (all of which was allocated from Verizon Services), as recorded under SFAS No. 112, represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other. The remaining severance liability under this program as of December 31, 2001 is $20.1 million.

Transition Costs

     In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $42.0 million in 2001 and $10.8 million in 2000 (including $11.1 million in 2001 and $5.2 million in 2000 allocated from Verizon Services).

Other Costs

     During the second quarter of 2000, we also recorded a $2.5 million charge to operations and support expenses for other actions in relation to the Bell Atlantic-GTE merger.

Accounting Conformity Adjustments

     Results of operations also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, depreciation expense decreased $9.1 million in 2000.

Other Charges and Special Items

Regulatory Contingency

     In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $1.9 million. We recorded a reduction to operating revenue of $1.5 million and a charge to interest expense of $.4 million. This matter relates to a specific issue currently under investigation by the FCC. We believe it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.

Other Items

     In the second quarter of 2000, we recorded other charges and special items totaling and $5.8 million pre-tax, which reduced operating revenues by $5.0 million and increased operations and support expenses by $.8 million.

     These and other items affecting the comparison of our results of operations for the years ended December 31, 2001 and 2000 are discussed in the following sections

OPERATING REVENUES
------------------
(Dollars in Millions)

Years Ended December 31,                                   2001           2000
--------------------------------------------------------------------------------
Local services                                         $1,623.5       $1,627.4
Network access services                                 1,258.5        1,243.3
Long distance services                                    144.8          180.8
Other services                                            319.6          306.2
                                                --------------------------------
Total                                                  $3,346.4       $3,357.7
                                                ================================

     We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                             Verizon California Inc.

LOCAL SERVICES

                                                                (Decrease)
--------------------------------------------------------------------------------
     2001 - 2000                                          $(3.9)           (.2)%
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

     Local service revenues decreased in 2001 primarily due to the effect of lower demand and usage of our basic wireline services, as reflected by a decline in our switched access lines in services of 1.1% from December 31, 2000. This decrease primarily reflects the impact of an economic slowdown and competition. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services in place of some basic wireline services. Price reductions on some local services in 2001 and accruals for regulatory matters which were recorded in 2000 also contributed to the decrease in local service revenues.

     These decreases were substantially offset by higher payments received from competitive local exchange carriers for interconnection of their network with our network and the purchase of UNEs. In addition, higher customer demand and usage of our value-added services, as the result of new packaging of services, also offset the decreases in local service revenues.

NETWORK ACCESS SERVICES

                                                               Increase
--------------------------------------------------------------------------------
     2001 - 2000                                          $15.2            1.2%
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

     Network access revenues growth in 2001 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services.

     This increase was partially offset by mandated price reductions on interstate and intrastate access services and other regulatory decisions. State public utility commissions regulate us with respect to intrastate rates and services and other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.

LONG DISTANCE SERVICES

                                                               (Decrease)
--------------------------------------------------------------------------------
     2001 - 2000                                         $(36.0)         (19.9)%
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

                             Verizon California Inc.

     Long distance service revenues declined in 2001 primarily due to the effects of competition and technology substitution. Price reductions on certain long distance services also contributed to the decrease in long distance revenues.

OTHER SERVICES

                                                               Increase
--------------------------------------------------------------------------------
     2001 - 2000                                          $13.4            4.4%
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

     The growth in other service revenues in 2001 was primarily due to increased sales and services to affiliates and the effect of an adjustment effecting public telephone revenues which was recorded in 2000. These increases were partially offset by lower revenues from CPE sales.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

                                                               Increase
--------------------------------------------------------------------------------
     2001 - 2000                                         $231.0           18.3%
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

     The increase in operations and support expenses was primarily attributable to the effect of pre-tax gains recorded in 2000 associated with lump-sum settlements of pension obligations for certain active and former employees and the effect of the resolution of a state regulatory matter in 2000. Employee severance costs recorded in 2001 also contributed to the increase in expense, but to a lesser extent. These increases were partially offset by the effect of merger-related costs and other special items recorded in 2000. Operating costs have also decreased due to declining work force levels, lower operating taxes other than income, a decrease in the provision for uncollectible accounts receivable, and effective cost control measures.

     For additional information on pension settlement gains, employee severance costs and merger-related costs and other special items, see Results of Operations.

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

     On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any

                             Verizon California Inc.

intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

DEPRECIATION AND AMORTIZATION

                                                               Increase
--------------------------------------------------------------------------------
     2001 - 2000                                           $6.0             .9%
--------------------------------------------------------------------------------

     Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

     Depreciation and amortization expense increased in 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation. Partially affecting the change in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger, as described in Results of Operations.

OTHER RESULTS
-------------
(Dollars in Millions)

INTEREST EXPENSE

                                                              (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                                         $(2.0)          (1.3)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

     Interest expense decreased in 2001 primarily due to lower interest rates and the net effect of maturing long-term debt which was replaced by short-term borrowings from an affiliate.

     See Note 6 to the consolidated financial statements for additional information about our debt.

EFFECTIVE INCOME TAX RATES

     Years Ended December 31,
--------------------------------------------------------------------------------
     2001                                                  40.8%
--------------------------------------------------------------------------------
     2000                                                  40.8%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was the same in 2001, as compared to the prior year.

     You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 11 to the consolidated financial statements.

                             Verizon California Inc.

OTHER MATTERS
-------------

Recent Accounting Pronouncements

     Business Combinations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     Goodwill and Other Intangible Assets

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No.
142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     We are required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

     Asset Retirement Obligations

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

     Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

Contractual Obligations

     The following table provides a summary of our contractual obligations. Additional detail about these items is included in the notes to the consolidated financial statements.

                                                                               Payments Due by Period (Dollars in Millions)
                                      -------------------------------------------------------------------------------------
Contractual Obligation                          Total  Less than 1 year      1-3 years        4-5 years      After 5 years
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                               $1,665.0             $ 2.5         $255.0             $5.0           $1,402.5
Capital lease obligations                          .1               ---            ---              ---                 .1
Operating leases                                 51.0              11.8           19.5             11.2                8.5
Merger-mandated contribution                     20.0               ---            7.5              5.0                7.5
                                      -------------------------------------------------------------------------------------
Total contractual cash obligations           $1,736.1             $14.3         $282.0            $21.2           $1,418.6
                                      -------------------------------------------------------------------------------------

                             Verizon California Inc.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we did not have any derivatives as of December 31, 2001 and 2000. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

     The following table summarizes the fair values of our long-term debt as of December 31, 2001 and 2000. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                              December 31
                                                --------------------------------
(Dollars in Millions)                                      2001           2000
--------------------------------------------------------------------------------
Fair value of long-term debt                           $1,748.0       $1,952.8
Fair value assuming a +100-basis-point shift            1,646.5        1,850.7
Fair value assuming a -100-basis-point shift            1,855.0        2,062.1

Item 8.   Financial Statements and Supplementary Data

          The information required by this Item is set forth on Pages F-1 through F-23.

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

                             Verizon California Inc.

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

          4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

          12   Computation of Ratio of Earnings to Fixed Charges.

          26 Revised Form of Invitation for Bids pertaining to Registration Statements on Form S-3. (Exhibit 26.1 of the Company's Registration Statement on Form S-3, File No. 333-46677.)

     (b)  Reports on Form 8-K:

                    There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2001.

                             Verizon California Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Verizon California Inc.

Date:  March 25, 2002                             By  /s/  Edwin F. Hall
                                                     ---------------------------
                                                           Edwin F. Hall
                                                           Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Timothy J. McCallion                    President                           March 25, 2002
--------------------------------            (Principal Executive Officer)
     Timothy J. McCallion                   and Director


/s/ William F. Heitmann                     Senior Vice President - Finance     March 25, 2002
-----------------------------------         (Principal Financial Officer)
    William F. Heitmann

/s/ Edwin F. Hall                           Controller                          March 25, 2002
--------------------------------------
     Edwin F. Hall

/s/ Deborah Anders                          Director                            March 25, 2002
------------------------------------
     Deborah Anders

/s/ Elaine Marie Duncan                     Director                            March 25, 2002
----------------------------------
     Elaine Marie Duncan

                             Verizon California Inc.

         Index to Financial Statements and Financial Statement Schedule

                                                                                                          Page
                                                                                                          ----
Report of Independent Auditors - Ernst & Young LLP ..............................................          F-2

Report of Independent Public Accountants - Arthur Andersen LLP...................................          F-3

Consolidated Statements of Income

     For the years ended December 31, 2001, 2000 and 1999 .......................................          F-4

Consolidated Balance Sheets - December 31, 2001 and 2000.........................................          F-5

Consolidated Statements of Changes in Shareowner's Investment

     For the years ended December 31, 2001, 2000 and 1999........................................          F-7

Consolidated Statements of Cash Flows

     For the years ended December 31, 2001, 2000 and 1999........................................          F-8

Notes to Consolidated Financial Statements ......................................................          F-9

Schedule II - Valuation and Qualifying Accounts

     For the years ended December 31, 2001, 2000 and 1999........................................         F-23

Financial statement schedules other than those listed above have been omitted because such schedules are not required or applicable.

                             Verizon California Inc.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner
Verizon California Inc.

We have audited the accompanying consolidated balance sheets of Verizon California Inc. (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareowner's investment, and cash flows for the years then ended. Our audits also included the financial statement schedule referenced in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verizon California Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

New York, New York
January 31, 2002

                             Verizon California Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowner of Verizon California Inc.:

We have audited the accompanying consolidated statements of income, changes in shareowner's investment and cash flows of Verizon California Inc. (a California corporation and wholly owned subsidiary of Verizon Communications Inc.) and subsidiary for the year ended December 31, 1999, as set forth under Item 14 of this report. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Verizon California Inc. and subsidiary for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 1999 supporting schedule listed under Item 14 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The 1999 supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the related financial statements taken as a whole.

/s/Arthur Andersen LLP

Dallas, Texas
June 30, 2000

                             Verizon California Inc.

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                        2001            2000           1999
---------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $194.6, $174.0, and $122.9 from affiliates)          $ 3,346.4       $ 3,357.7      $ 3,453.5
                                                                                -------------------------------------------
OPERATING EXPENSES
     Operations and support (including $433.3, $453.8 and $382.3 to affiliates)      1,490.6         1,259.6        1,323.1
     Depreciation and amortization                                                     656.9           650.9          607.7
                                                                                -------------------------------------------
                                                                                     2,147.5         1,910.5        1,930.8
                                                                                -------------------------------------------
OPERATING INCOME                                                                     1,198.9         1,447.2        1,522.7
OTHER INCOME, NET (including $.5, $.8 and $.3 from affiliate)                             .4              .4             .5
INTEREST EXPENSE (including $33.3, $22.1 and $18.4 to affiliates)                      148.1           150.1          135.9
                                                                                -------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                             1,051.2         1,297.5        1,387.3
PROVISION FOR INCOME TAXES                                                             429.4           530.0          562.6
                                                                                -------------------------------------------
NET INCOME                                                                        $    621.8      $    767.5     $    824.7
                                                                                ===========================================

                 See Notes to Consolidated Financial Statements.

                             Verizon California Inc.

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)

                                     ASSETS
                                     ------

                                                                                                    December 31
                                                                                      --------------------------------------
                                                                                                 2001                2000
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                                         $    1.4            $    2.5
Short-term investments                                                                          105.8                84.9
Accounts receivable:
     Trade and other, net of allowances for uncollectibles of $47.0 and $74.0                   598.6               588.1
     Affiliates                                                                                  45.5                87.7
Material and supplies                                                                            49.6                51.0
Prepaid expenses                                                                                  1.3                16.9
Deferred income taxes                                                                            75.3                90.7
Net assets held for sale                                                                          ---                46.9
Other                                                                                            83.3                48.1
                                                                                      --------------------------------------
                                                                                                960.8             1,016.8
                                                                                      --------------------------------------
PLANT, PROPERTY AND EQUIPMENT                                                                11,264.7            10,792.7
Less accumulated depreciation                                                                 7,386.4             6,922.7
                                                                                      --------------------------------------
                                                                                              3,878.3             3,870.0
                                                                                      --------------------------------------
PREPAID PENSION ASSET                                                                         1,849.2             1,643.0
                                                                                      --------------------------------------
OTHER ASSETS                                                                                    187.4               227.8
                                                                                      --------------------------------------
TOTAL ASSETS                                                                                 $6,875.7            $6,757.6
                                                                                      ======================================

                 See Notes to Consolidated Financial Statements.

                             Verizon California Inc.

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions, Except Per Share Amount)

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

                                                                                                  December 31
                                                                                      --------------------------------------
                                                                                                 2001                2000
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
     Notes payable to affiliates                                                           $    723.3           $   496.5
     Other                                                                                        2.5               305.5
Accounts payable and accrued liabilities:
     Affiliates                                                                                 145.0               157.4
     Other                                                                                      478.9               488.1
Other current liabilities                                                                       273.0               219.0
                                                                                      --------------------------------------
                                                                                              1,622.7             1,666.5
                                                                                      ---------------------------------------
LONG-TERM DEBT                                                                                1,659.1             1,661.2
                                                                                      ---------------------------------------
EMPLOYEE BENEFIT OBLIGATIONS                                                                    308.3               177.5
                                                                                      ---------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                         1,099.7             1,010.3
Unamortized investment tax credits                                                                2.6                 5.1
Other                                                                                           186.3               190.2
                                                                                      ---------------------------------------
                                                                                              1,288.6             1,205.6
                                                                                      ---------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 14)
SHAREOWNER'S INVESTMENT
Preferred stock                                                                                   ---                 ---
Common stock - $20 par value per share                                                        1,400.0             1,400.0
     Authorized shares:  100,000,000
     Outstanding shares: 70,000,000
Contributed capital                                                                             337.3               336.9
Reinvested earnings                                                                             259.7               309.9
                                                                                      ---------------------------------------
                                                                                              1,997.0             2,046.8
                                                                                      ---------------------------------------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                              $ 6,875.7            $ 6,757.6
                                                                                      =======================================

                 See Notes to Consolidated Financial Statements.

                             Verizon California Inc.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                  2001           2000           1999
---------------------------------------------------------------------------------------------------------------------
COMMON STOCK
     Balance at beginning of year                                            $ 1,400.0      $ 1,400.0      $ 1,400.0
                                                                    ------------------------------------------------
     Balance at end of year                                                    1,400.0        1,400.0        1,400.0
                                                                    ------------------------------------------------
CONTRIBUTED CAPITAL
     Balance at beginning of year                                                336.9           92.5           82.2
     Tax benefit from exercise of stock options                                     .4            1.2           10.3
     Capital contribution in connection with merger                                ---          243.2            ---
                                                                    ------------------------------------------------
     Balance at end of year                                                      337.3          336.9           92.5
                                                                    ------------------------------------------------
REINVESTED EARNINGS
     Balance at beginning of year                                                309.9          268.5          172.2
     Net income                                                                  621.8          767.5          824.7
     Dividends declared                                                         (672.0)        (481.5)        (728.4)
     Dividend paid in connection with merger                                       ---         (243.2)           ---
     Other                                                                         ---           (1.4)           ---
                                                                    ------------------------------------------------
     Balance at end of year                                                      259.7          309.9          268.5
                                                                    ------------------------------------------------
REDEEMABLE PREFERRED STOCK
     Balance at beginning of year                                                  ---           50.0           50.0
     Redemption of preferred stock                                                 ---          (50.0)           ---
                                                                    ------------------------------------------------
     Balance at end of year                                                        ---            ---           50.0
                                                                    ------------------------------------------------
TOTAL SHAREOWNER'S INVESTMENT                                                $ 1,997.0      $ 2,046.8      $ 1,811.0
                                                                    ================================================

                 See Notes to Consolidated Financial Statements.

                             Verizon California Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                     2001             2000             1999
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $ 621.8          $ 767.5          $ 824.7
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                  656.9            650.9            607.7
     Deferred income taxes, net                                                      99.3            217.6            197.2
     Employee retirement benefits                                                  (165.3)          (483.9)          (325.0)
     Provision for uncollectible accounts                                            31.2             66.5             64.6
     Changes in current assets and liabilities:
          Accounts receivable                                                          .5            (38.4)           (95.9)
          Material and supplies                                                       1.4             (5.8)             9.6
          Other assets                                                              (19.6)           (53.2)             3.2
          Accounts payable and accrued liabilities                                  (21.1)           167.5            (44.2)
          Other current liabilities                                                  58.1            (17.0)           (46.6)
     Other items, net                                                               105.9            (51.5)           (70.0)
                                                                           -------------------------------- ---------------
Net cash provided by operating activities                                         1,369.1          1,220.2          1,125.3
                                                                           -------------------------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                (105.8)           (46.5)             ---
Proceeds from sale of short-term investments                                         84.9              ---              ---
Capital expenditures                                                               (608.4)          (752.1)          (576.1)
Proceeds from sales of assets                                                         7.7              2.9               .5
Other, net                                                                            (.4)              .3             (1.2)
                                                                           ------------------------------- ----------------
Net cash used in investing activities                                              (622.0)          (795.4)          (576.8)
                                                                           ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                              ---            273.6            222.4
Principal repayments of borrowings and capital lease obligations                   (303.0)            (2.7)             (.1)
Preferred stock retired, including premiums paid on early retirement                  ---            (55.4)            ---
Net change in notes payable to affiliates                                           226.8             17.4            (27.2)
Dividends paid                                                                     (672.0)          (666.8)          (748.4)
                                                                           ------------------------------------------------
Net cash used in financing activities                                              (748.2)          (433.9)          (553.3)
                                                                           ------------------------------------------------
NET CHANGE IN CASH                                                                   (1.1)            (9.1)            (4.8)

CASH, BEGINNING OF YEAR                                                               2.5             11.6             16.4
                                                                           ------------------------------------------------
CASH, END OF YEAR                                                                 $   1.4          $   2.5          $  11.6
                                                                           ================================================

                 See Notes to Consolidated Financial Statements.

                             Verizon California Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Verizon California Inc. is a wholly owned subsidiary of GTE Corporation
(GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). We presently serve a territory consisting of eleven Local Access and Transport Areas (LATAs) located in California, Nevada and Arizona. We have one reportable segment which provides domestic wireline telecommunications services.

     We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

     The communications services we provide are subject to regulation by the state regulatory commissions of Arizona, California and Nevada with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access rates.

Basis of Presentation

     We prepare our financial statements using generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Examples of significant estimates include the allowance for doubtful accounts and the recoverability of intangibles and other long-lived assets.

     The consolidated financial statements include the accounts of Verizon California Inc. and its wholly owned subsidiary, Contel Advanced Systems, Inc. All significant intercompany accounts and transactions have been eliminated.

     We have reclassified certain amounts from prior periods to conform with our current presentation.

Revenue Recognition

     We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

     We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, as required by the SEC. As a result of the adoption of SAB No. 101, we defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent direct costs associated with certain non-recurring fees, such as service activation and installation fees. Previously, these revenues and costs were recognized when the activation service was performed. This change in accounting did not have a material impact on our results of operations.

                             Verizon California Inc.

     Our balance sheet includes deferred activation costs and deferred activation revenues as follows:

                                                         December 31
                                                --------------------------------
(Dollars in Millions)                                      2001           2000
--------------------------------------------------------------------------------
Deferred Activation Costs
     Current assets - other                              $ 83.3         $ 47.4
     Other assets                                         157.4          189.8

Deferred Activation Revenues
     Current liabilities - other                           83.3           47.4
     Deferred credits and other liabilities - other       157.4          189.8

Maintenance and Repairs

     We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expenses as these costs are incurred.

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

Long-Lived Assets

     We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. (See "Recent Accounting Pronouncements - Impairment or Disposal of Long-Lived Assets" below.)

Plant and Depreciation

     We record plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. We used the following asset lives:

     Average Lives (in years)
     ---------------------------------------------------------------------------
      Buildings                                                        30 - 35
      Central office equipment                                          5 - 10
      Outside communications plant                                     14 - 50
      Furniture, vehicles and other                                     3 - 15

     When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge it to accumulated depreciation.

     We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

                             Verizon California Inc.

Computer Software Costs

     We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 7 years.

Income Taxes

     Verizon Communications and its domestic subsidiaries, including us, file a consolidated federal income tax return.

     Current and deferred tax expense is determined by applying the provisions of SFAS No. 109, "Accounting for Income Taxes," to each subsidiary as if it were a separate taxpayer.

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

Stock-Based Compensation

     We participate in stock-based employee compensation plans sponsored by Verizon Communications. Verizon Communications accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

Directory Publishing Revenues

     Consistent with industry practice, effective January 1, 2000, we changed our method of recognizing directory publishing revenues. Verizon Information Services Inc. (Directories), a wholly owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under our previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Directories in our operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Directories. Under the new method of revenue recognition, Directories now recognizes 100% of the directory publishing revenues. We, in turn, bill Directories for customer listing information and billing and collection services, which we recognize as revenue when services are rendered. As a result, our other services revenues and operating income for the year ended December 31, 2000 decreased $125.9 million and $115.1 million, respectively, compared to 1999.

Derivative Instruments

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our consolidated balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current

                             Verizon California Inc.

period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We had no derivative instruments as of December 31, 2001 and 2000.

Recent Accounting Pronouncements

     Business Combinations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     Goodwill and Other Intangible Assets

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No.
142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     We are required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

     Asset Retirement Obligations

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

     Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

Comprehensive Income

     We had no comprehensive income components for the years ended December 31, 2001, 2000 and 1999. Therefore, comprehensive income is the same as net income for all three years.

2.   COMPLETION OF MERGER

     On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger qualified as a tax-free

                             Verizon California Inc.

reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

     The following table summarizes the one-time charges incurred for the merger:

                                                           (Dollars in Millions)
Years Ended December 31,                                   2001           2000
--------------------------------------------------------------------------------
Direct incremental costs                                 $  ---         $ 32.3
Employee severance costs                                    ---           51.5
Transition costs                                           42.0           10.8
                                                --------------------------------
Total Merger-Related Costs                               $ 42.0         $ 94.6
                                                ================================

     The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs and other charges and special items described below:

                                                                                                   (Dollars in Millions)
                                                                             2000                                   2001
------------------------------------------------------------------------------------------------------------------------
                                Charged to                       Asset                                  Asset
                                Expense or                  Write-offs     End of                  Write-offs     End of
                                   Revenue     Payments      and Other       Year     Payments      and Other       Year
------------------------------------------------------------------------------------------------------------------------
Merger-Related
Direct incremental costs             $32.3       $(32.0)         $ ---      $  .3        $ (.3)         $ ---      $ ---
Employee severance costs              51.5        (17.9)           1.3       34.9         (2.9)          (7.7)      24.3
Other Initiatives                      2.5          ---            ---        2.5          ---            ---        2.5
                                ----------------------------------------------------------------------------------------
                                     $86.3       $(49.9)         $ 1.3      $37.7        $(3.2)         $(7.7)     $26.8
                                ========================================================================================

Merger-Related Charges

Direct Incremental Costs

     Direct incremental costs related to the Bell Atlantic-GTE merger of $32.3 million (all of which was allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. All of the Bell Atlantic-GTE merger direct incremental costs had been paid as of December 31, 2001.

Employee Severance Costs

     Employee severance costs related to the Bell Atlantic-GTE merger of $51.5 million (all of which was allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other. The remaining severance liability under this program as of December 31, 2001 is $20.1 million.

Transition Costs

     In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $42.0 million in 2001 (including $11.1 million allocated from Verizon Services) and $10.8 million in 2000 (including $5.2 million allocated from Verizon Services).

Other Initiatives

     During the second quarter of 2000, we also recorded a $2.5 million charge for other actions in relation to the Bell Atlantic-GTE merger.

                             Verizon California Inc.

Accounting Conformity Adjustments

     Results of operations also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $9.1 million in 2000 and $18.3 million in 1999.

3.   NET ASSETS HELD FOR SALE

     During May 1999, we entered into an agreement to sell approximately 46,000 switched access lines located in California and Arizona to Citizens Communications Company (formerly Citizens Utilities Company). In December 2001, this agreement was terminated and the net assets subject to this agreement were reclassified from "Net assets held for sale" to "Plant, property and equipment" in our balance sheet. In accordance with SFAS No. 121, no depreciation was recorded on these assets during the period they were under agreement of sale. Accordingly, depreciation expense was lowered by $7.9 million in 2001, $8.4 million in 2000, and $8.5 million in 1999.

4.   PLANT, PROPERTY AND EQUIPMENT

     The following table displays the details of plant, property and equipment, which is stated at cost:

                                                           December 31
                                                --------------------------------
(Dollars in Millions)                                      2001            2000
--------------------------------------------------------------------------------
Land                                                   $   61.2        $   61.6
Buildings                                                 810.1           780.6
Central office equipment                                4,336.1         4,132.3
Outside communications plant                            5,294.4         5,071.3
Furniture, vehicles and other work equipment              493.7           504.1
Other                                                     169.9           140.3
Construction-in-progress                                   99.3           102.5
                                                --------------------------------
                                                       11,264.7        10,792.7
Accumulated depreciation                               (7,386.4)       (6,922.7)
                                                --------------------------------
Total                                                  $3,878.3        $3,870.0
                                                ================================

     Based on the signing of a definitive agreement in 1999, the net book value of the access lines and related equipment held for sale had been classified as "Net assets held for sale" in the consolidated balance sheet at December 31, 2000. Due to the termination of this agreement, the net book value of the access lines and related equipment held for sale has been reclassified to "Plant, Property and Equipment" in the consolidated balance sheet at December 31, 2001 (see Note 3).

5.   LEASES

     We lease certain facilities and equipment for use in our operations under both capital and operating leases. There were no significant capital lease obligations in 2001, 2000 and 1999.

Capital lease amounts included in plant, property and equipment are as follows:

                                                          December 31
                                                  ------------------------------
(Dollars in Millions)                                    2001          2000
--------------------------------------------------------------------------------
Capital leases                                          $ 7.0         $ 7.0
Accumulated amortization                                 (3.1)         (1.8)
                                                  ------------------------------
Total                                                   $ 3.9         $ 5.2
                                                  ==============================

     Total rent expense amounted to $50.3 million in 2001, $34.1 million in 2000 and $24.4 million in 1999. In 2001, $15.0 million represented rental payments to affiliated companies. There were no rental payments to affiliated companies in 2000 and 1999.

                             Verizon California Inc.

     This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2001:

(Dollars in Millions)

Years                                         Capital Leases   Operating Leases
--------------------------------------------------------------------------------
2002                                                   $ ---             $ 11.8
2003                                                     ---               10.0
2004                                                     ---                9.5
2005                                                     ---                7.1
2006                                                     ---                4.1
Thereafter                                                .1                8.5
                                           -------------------------------------
Total minimum rental commitments                          .1              $51.0
                                                               =================
Less interest and executory costs                        ---
                                           -----------------
Present value of minimum lease payments                   .1
Less current installments                                ---
                                           -----------------
Long-term obligation at December 31, 2001               $ .1
                                           =================

6.   DEBT

Debt Maturing Within One Year

     Debt maturing within one year consists of the following at December 31:

(Dollars in Millions)                                                                               2001              2000
--------------------------------------------------------------------------------------------------------------------------
Notes payable to affiliates:
     GTE Funding                                                                                  $720.1            $496.5
     GTE                                                                                             3.2               ---
Long-term debt maturing within one year                                                              2.5             305.5
                                                                                         ---------------------------------
                                                                                                  $725.8            $802.0
                                                                                         =================================
Weighted average interest rate for notes payable outstanding at year-end                            2.3%              6.6%
                                                                                         =================================

     We obtain short-term financing through advances from an affiliated company, GTE Funding Incorporated, (GTE Funding), which has an agreement with another affiliate, Verizon Network Funding Corporation, (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon Communications' network services subsidiaries, including us, and invests funds in temporary investments on their behalf. We also obtain short-term financing through advances from an affiliated company, GTE.

                             Verizon California Inc.

Long-Term Debt

     Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                         Interest
Description                                                  Rate      Maturity         2001         2000
---------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in Millions)
Seven year debenture                                        5.625%         2001     $    ---     $  300.0
Ten year debenture                                          6.75           2004        250.0        250.0
Seven year debenture                                        7.65           2007        275.0        275.0
Twelve year debenture                                       7.0            2008        100.0        100.0
Ten year debenture                                          5.5            2009        225.0        225.0
Twelve year debenture                                       6.7            2009        300.0        300.0
Thirty year debenture                                       8.07           2024        250.0        250.0
Twenty-nine year debenture                                  6.75           2027        200.0        200.0
Twenty-five year first mortgage bond                        9.41           2014         35.0         37.5
Twenty-five year first mortgage bond                        9.44           2015         30.0         30.0
                                                                                -------------------------
                                                                                     1,665.0      1,967.5
Unamortized discount and premium, net                                                   (3.5)        (4.0)
Capital lease obligations - average rate 9.8% and 7.9%                                    .1          3.2
                                                                                -------------------------
Total long-term debt, including current maturities                                   1,661.6      1,966.7
Less maturing within one year                                                            2.5        305.5
                                                                                -------------------------
Total long-term debt                                                                $1,659.1     $1,661.2
                                                                                =========================

     The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of our indentures. None of the securities shown above were held in sinking or other special funds or pledged by us. Debt discounts and premiums on our outstanding long-term debt are amortized over the lives of the respective issues. A portion of our property is subject to the lien of our mortgage bond indenture securing funded debt.

     Maturities of long-term debt outstanding at December 31, 2001, excluding capital lease obligations and unamortized discount and premium, are $2.5 million in 2002, $2.5 million in 2003, $252.5 million in 2004, $2.5 million in 2005,
$2.5 million in 2006 and $1,402.5 million beginning in 2007 and thereafter.

7.   FINANCIAL INSTRUMENTS

Derivatives

     We did not have any derivatives as of December 31, 2001 and 2000, consequently, SFAS No. 133 did not have an impact on our results of operations or financial position.

Concentrations of Credit Risk

     Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments, trade receivables and interest rate swap agreements. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $204.7 million in 2001, $254.3 million in 2000 and $208.3 million in 1999.

     While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider this risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial position.

                             Verizon California Inc.

Fair Values of Financial Instruments

     The table below provides additional information about our material financial instruments at December 31:

Financial Instrument                                        Valuation Method
---------------------------------------------------------------------------------------------------------
Notes payable to affiliates (GTE Funding and GTE) and       Carrying amounts
  short-term investments


Debt (excluding capital leases)                             Future cash flows discounted at current rates

                                                                      2001                        2000
                                                         --------------------------------------------------------
                                                              Carrying                    Carrying
                                                                Amount     Fair Value       Amount     Fair Value
-----------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Millions)
Debt and notes payable to affiliates                          $2,384.8       $2,471.3     $2,460.0       $2,449.3

8.   REDEEMABLE PREFERRED STOCK

     In March 2000, we redeemed all 2,499,174 outstanding shares of preferred stock and paid call premiums of $5.4 million pretax on the early redemption.

     Cumulative preferred stock, not subject to mandatory redemption and exclusive of amounts held in treasury at December 31, 1999 was as follows:

(Dollars in Millions, Except Per Share Amount)           Shares         Amount
--------------------------------------------------------------------------------
Authorized and outstanding:
     $20 par value
          4 1/2% Series (issued in 1945)                280,312          $ 5.6
          4 1/2% Series (issued in 1956)                718,862           14.4
          5 % Series (issued in 1957)                 1,500,000           30.0
                                                   -----------------------------
Total                                                 2,499,174          $50.0
                                                   =============================

9.   STOCK INCENTIVE PLANS

     We participate in stock-based compensation plans sponsored by Verizon Communications. Verizon Communications applies APB Opinion No. 25 and related interpretations in accounting for the plans and has adopted the disclosure-only provisions of SFAS No. 123. If Verizon Communications had elected to recognize compensation expense based on the fair value at the grant dates for 2000 and subsequent awards consistent with the provisions of SFAS No. 123, our net income would have been changed to the pro forma amounts indicated below:

                                                        Years ended December 31
                                                       -------------------------
  (Dollars in Millions)                                        2001        2000
--------------------------------------------------------------------------------
Net income:
     As reported                                             $621.8      $767.5
     Pro forma                                                616.3       763.1

     We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                   2001         2000
 -------------------------------------------------------------------------------
Dividend yield                                      2.7%         3.3%
Expected volatility                                29.1%        27.5%
Risk-free interest rate                             4.8%         6.2%
Expected lives (in years)                             6            6

     The weighted-average value of options granted during 2001 and 2000 was $15.24 and $13.09, respectively.

                            Verizon California Inc.

     The structure of Verizon Communications' stock incentive plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2001.

10.  EMPLOYEE BENEFITS

     We participate in Verizon Communications' benefit plans. Verizon Communications maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company's share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis.

     The structure of Verizon Communications' benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2001.

Pension and Other Postretirement Benefits

     Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon Communications may also periodically amend the benefits in the management plans.

Benefit Cost

                                                                                                      Years ended December 31
                                                                                               ------------------------------
                                                                          Pension                       Healthcare and Life
                                                       ----------------------------------------------------------------------
(Dollars in Millions)                                           2001         2000         1999       2001      2000      1999
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit (income) cost                           $(207.6)     $(202.1)     $(173.9)     $41.0     $22.7     $31.4
                                                       ----------------------------------------------------------------------
Termination benefits, curtailments and other, net                ---        (32.0)        14.4        ---       ---       ---
Settlement gains                                                 ---       (238.0)      (163.1)       ---       ---       ---
                                                       ----------------------------------------------------------------------
Subtotal                                                         ---       (270.0)      (148.7)       ---       ---       ---
                                                       ----------------------------------------------------------------------
Total (income) cost                                          $(207.6)     $(472.1)     $(322.6)     $41.0     $22.7     $31.4
                                                       ======================================================================

     We recorded pension settlement gains of $270.0 million in 2000 and $163.1 million in 1999 as a result of pension plan distributions which surpassed the sum of service cost and interest cost in each year. In 1999, we also recorded special termination benefits of $14.4 million in connection with separation programs. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

     Amounts recognized on the balance sheets consist of:

                                                                                                 December 31
                                                                                ----------------------------
                                                                 Pension               Healthcare and Life
                                                       -----------------------------------------------------
(Dollars in Millions)                                           2001        2000          2001         2000
------------------------------------------------------------------------------------------------------------
Prepaid pension asset                                       $1,849.2    $1,643.0        $  ---       $  ---
Employee benefit obligations                                     (.3)        (.3)       (268.1)      (145.4)

     The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions) and plan amendments.

                            Verizon California Inc.

Assumptions

     The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                         Pension                        Healthcare and Life
                                                           ---------------------------------------------------------------------
                                                                2001        2000        1999        2001        2000        1999
--------------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                   7.25%       7.75%       8.00%       7.25%       7.75%       8.00%
Long-term rate of return on plan assets for the year           9.25        9.25        9.00        8.00        8.00        8.00
Rate of future increases in compensation at end of year        5.00        5.00        5.50         ---         ---         ---
Medical cost trend rate at end of year                                                            10.00        5.00        6.50
Ultimate (year 2005)                                                                               5.00        5.00        5.50

Savings Plans and Employee Stock Ownership Plans

     Substantially all of our employees are eligible to participate in savings plans maintained by Verizon Communications. Verizon Communications maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former GTE Companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Verizon Communications' common stock. Verizon Communications recognizes leveraged ESOP cost based on the modified shares allocated method for this leveraged ESOP which purchased securities after December 15,1989. We recognize savings plan cost based on our matching obligation attributed to our participating management employees. In addition to the ESOP, Verizon Communications also maintains a savings plan for non-management employees. We recorded total savings plan costs of $15.0 million in 2001, $15.7 million in 2000 and $12.3 million in 1999.

Employee Severance Costs

     During the fourth quarter of 2001, we recorded a charge of $9.1 million for severance and related benefits, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," for the voluntary and involuntary separation of employees.

11.  INCOME TAXES

     The components of income tax expense are presented in the following table:

                                                                                          Years ended December 31
                                                                                   ------------------------------------
(Dollars in Millions)                                                                   2001        2000        1999
-----------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                                                          $254.5      $243.6      $287.8
     State and local                                                                    75.6        68.8        77.6
                                                                                   ------------------------------------
                                                                                       330.1       312.4       365.4
                                                                                   ------------------------------------
Deferred:
     Federal                                                                            85.5       176.1       160.3
     State and local                                                                    16.3        44.2        42.6
                                                                                   ------------------------------------
                                                                                       101.8       220.3       202.9
                                                                                   ------------------------------------
                                                                                       431.9       532.7       568.3
Investment tax credits                                                                  (2.5)       (2.7)       (5.7)
                                                                                   ------------------------------------
Total income tax expense                                                              $429.4      $530.0      $562.6
                                                                                   ====================================

     The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                                                          Years ended December 31
                                                                                   ------------------------------------
                                                                                        2001        2000        1999
-----------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                                       35.0%       35.0%       35.0%
Investment tax credits                                                                   (.2)        (.2)        (.4)
State income taxes, net of federal tax benefits                                          5.6         5.6         5.6
Other, net                                                                                .4          .4          .4
                                                                                   ------------------------------------
Effective income tax rate                                                               40.8%       40.8%       40.6%
                                                                                   ====================================

                            Verizon California Inc.

     Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                                                                    December 31
                                                                                            ------------------------
(Dollars in Millions)                                                                               2001        2000
--------------------------------------------------------------------------------------------------------------------
  Employee benefits                                                                             $  698.5      $615.9
  Depreciation                                                                                     353.1       341.9
  Allowance for uncollectible accounts                                                             (11.2)      (19.6)
  Investment tax credits                                                                             (.9)       (1.8)
  Other, net                                                                                       (15.1)      (12.8)
                                                                                            ------------------------
  Net deferred tax liabilities                                                                  $1,024.4      $923.6
                                                                                            ========================

     Employee benefits include approximately $78.3 million deferred tax asset at December 31, 2001 and $60.6 million at December 31, 2000 related to postretirement benefit costs recognized under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

12.  ADDITIONAL FINANCIAL INFORMATION

     The tables below provide additional financial information related to our financial statements:

                                                                                                       December 31
                                                                                                --------------------------
(Dollars in Millions)                                                                                   2001         2000
--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
  Accounts payable                                                                                    $219.1       $331.8
  Accrued vacation pay                                                                                  53.8         53.9
  Accrued expenses                                                                                      98.8         91.8
  Accrued taxes                                                                                        219.4        127.5
  Interest payable                                                                                      32.8         40.5
                                                                                                --------------------------
                                                                                                      $623.9       $645.5
                                                                                                ==========================

Other current liabilities
  Advanced billings and customer deposits                                                             $100.9        $94.4
  Other                                                                                                172.1        124.6
                                                                                                --------------------------
                                                                                                      $273.0       $219.0
                                                                                                ==========================

                                                                                          Years ended December 31
                                                                                  ----------------------------------------
(Dollars in Millions)                                                                    2001          2000          1999
--------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
  Income taxes, net of amounts refunded                                                $217.3        $258.9        $346.3
  Interest, net of amounts capitalized                                                  155.7         161.2         136.3

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized                                   148.1         150.1         135.9
Capitalized interest                                                                      7.0           3.9           5.4
Advertising expense                                                                      15.0          22.1          14.6

     Advertising expense includes $13.1 million in 2001, $21.2 million in 2000 and $14.0 million in 1999 allocated to us by various affiliates.

13.  TRANSACTIONS WITH AFFILIATES

     Our financial statements include transactions with Verizon Services, (including Verizon Services Corp., Verizon Services Group, Verizon Corporate Services Group Inc. as previously described), Verizon Information Services Inc., Verizon Data Services Inc., GTE Communication Systems Corporation (GTE Communication Systems), GTE Funding, GTE Corporation (GTE) and other affiliates.

                            Verizon California Inc.

     Transactions with affiliates are summarized as follows:

                                                                                        Years ended December 31
                                                                               -------------------------------------------
(Dollars in Millions)                                                                   2001           2000          1999
--------------------------------------------------------------------------------------------------------------------------
Operating revenues:
  Verizon Information Services Inc.                                                   $  1.6         $  1.9        $122.9
  Other revenue from affiliates                                                        193.0          172.1           ---
                                                                               -------------------------------------------
                                                                                       194.6          174.0         122.9
                                                                               -------------------------------------------
Operating expenses:
  GTE Communication Systems                                                             40.4           54.5          54.3
  Verizon Information Services Inc.                                                      5.7           28.2          27.2
  Verizon Data Services Inc.                                                           135.0           90.9          83.3
  Verizon Services                                                                     251.9          275.2         217.5
  Other                                                                                   .3            5.0           ---
                                                                               -------------------------------------------
                                                                                       433.3          453.8         382.3
                                                                               -------------------------------------------
Other income:
   Interest income from parent, GTE                                                       .5             .8            .3

Interest expense:
   Interest expense to GTE Funding                                                      33.1           20.4          16.6
   Interest expense to parent, GTE                                                        .2            1.7           1.8
                                                                               -------------------------------------------
                                                                                        33.3           22.1          18.4
                                                                               -------------------------------------------
Plant, property and equipment:
   Purchases from GTE Communication Systems                                             81.5          158.7         111.5

Dividends to parent, GTE:
   Dividends declared                                                                  672.0          481.5         728.4
   Dividend declared in connection with merger                                           ---          243.2           ---
                                                                               -------------------------------------------
                                                                                       672.0          724.7         728.4
                                                                               -------------------------------------------

Capital contribution from parent in connection with merger                              ---          243.2           ---

     Outstanding balances with affiliates are reported on the balance sheets at December 31, 2001 and 2000 as Accounts Receivable - Affiliates, Notes Payable to Affiliates, and Accounts Payable and Accrued Liabilities - Affiliates.

     Verizon Services

     We have contractual arrangements with Verizon Services for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Verizon Communications' operating telephone subsidiaries. These services include marketing, sales, legal, accounting, finance, data processing, materials management, procurement, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Verizon Communications. Such services include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed.

     Verizon Information Services Inc.

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

                            Verizon California Inc.

     GTE Communication Systems

     GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair services to us. We record these purchases and services at cost, including a return realized by GTE Communication Systems.

     GTE Funding and GTE

     We recognize interest expense/income in connection with contractual arrangements with GTE Funding and GTE to provide short-term financing, investing and cash management services to us (see Note 6).

     Other Affiliates

     Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, including Verizon Advanced Data Inc. and Verizon Select Services Inc. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, and sales and purchases of material and supplies.

14.  COMMITMENTS AND CONTINGENCIES

     State regulatory conditions to the Bell Atlantic - GTE merger require us to contribute $2.5 million to a community fund in each of the years 2003 through 2010.

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

15.  SEGMENT INFORMATION

     We have one reportable segment, which provides domestic wireline telecommunications services. Specifically, we provide local telephone services including voice and data transport, enhanced and custom calling features, network access, directory assistance and private lines. In addition, we provide customer premises equipment distribution, billing and collection and pay telephone services.

16.  SUBSEQUENT EVENT

     On February 1, 2002, we declared and paid a dividend in the amount of $135.0 million to our parent, GTE.

                           Verizon California Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999
                              (Dollars in Millions)

                                                                  Additions
                                                      ----------------------------------
                                          Balance at                          Charged to
                                        Beginning of        Charged to    Other Accounts        Deductions    Balance at End
Description                                   Period          Expenses           Note(a)          Note (b)         of Period
----------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:

Year 2001                                      $74.0             $31.2             $57.1            $115.3             $47.0

Year 2000                                      $65.5             $66.5             $74.7            $132.7             $74.0

Year 1999                                      $65.9             $64.6             $11.4            $ 76.4             $65.5

Merger-Related Costs:

Year 2001                                      $37.7             $ ---             $ 2.8            $ 13.7             $26.8

Year 2000                                      $ ---             $86.3             $ ---            $ 48.6             $37.7

(a) (1) Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered, (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed, and (3) accruals charged to employee benefit obligations for ongoing severance costs.

(b) Amounts written off as uncollectible, reallocated to other Verizon Communications' affiliates, utilized or paid.

                            Verizon California Inc.

Form 10-K for 2001
File No. 1-6417
Page 1 of 1

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

     3.6 Amendment to Bylaws (amended February 22, 1999). (Exhibit 3.5 to the registrant's Annual Report on Form 10-K for year ended December 31, 1999, File No. 1-6417.)

     3.6 Amended Articles of Incorporation. (Exhibit 3.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-6417.)

     4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    12    Computation of Ratio of Earnings to Fixed Charges.

    26 Revised Form of Invitation for Bids pertaining to Registration Statements on Form S-3. (Exhibit 26.1 of the Company's Registration Statement on Form S-3, File No. 333-46677.)