Form 10-Q
period 2002-06-30
VERIZON CALIFORNIA INC
filed 2002-08-14
CIK 40864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


        (Mark one)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                            Verizon California Inc.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                                  --------------------------------------------------------
(Dollars in Millions) (Unaudited)                                  2002               2001         2002           2001
--------------------------------------------------------------   ---------------------------------------------------------
OPERATING REVENUES
    (including $69.6, $62.8, $140.5 and $99.4 from affiliates)     $825.4             $872.6    $1,642.9        $1,704.9
                                                                  --------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $118.1, $104.1, $227.3 and
     $186.4 to affiliates)                                          408.0              359.0       763.5           689.6
Depreciation and amortization                                       157.3              162.7       315.8           323.5
                                                                  --------------------------------------------------------
                                                                    565.3              521.7     1,079.3         1,013.1
                                                                  --------------------------------------------------------

OPERATING INCOME                                                    260.1              350.9       563.6           691.8

OTHER INCOME, NET
    (including $0, $0, $.1 and $.2 from affiliates)                    .4               ---           .7              .2

INTEREST EXPENSE
    (including $4.3, $12.9, $8.6 and $20.1 to affiliates)            33.0               43.5        65.8            79.3
                                                                  --------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                            227.5              307.4       498.5           612.7

PROVISION FOR INCOME TAXES                                           92.4              125.4       202.6           250.4
                                                                  --------------------------------------------------------

NET INCOME                                                         $135.1             $182.0    $  295.9        $  362.3
                                                                  ========================================================

            See Notes to Condensed Consolidated Financial Statements.

Verizon California Inc.

                            Verizon California Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

 (Dollars in Millions)                                                              June 30, 2002    December 31, 2001
 ----------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
CURRENT ASSETS
Cash                                                                                     $     1.4          $     1.4
Short-term investments                                                                        36.3              105.8
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $86.8 and $47.0                 550.4              598.6
    Affiliates                                                                                51.3               45.5
Material and supplies                                                                         58.7               49.6
Prepaid expenses                                                                               1.5                1.3
Deferred income taxes                                                                         85.6               75.3
Other                                                                                         80.8               83.3
                                                                               -----------------------------------------
                                                                                             866.0              960.8
                                                                               -----------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                             11,410.8           11,264.7
Less accumulated depreciation                                                              7,601.8            7,386.4
                                                                               -----------------------------------------
                                                                                           3,809.0            3,878.3
                                                                               -----------------------------------------

PREPAID PENSION ASSET                                                                      1,949.6            1,849.2
                                                                               -----------------------------------------

OTHER ASSETS                                                                                 184.6              187.4
                                                                               -----------------------------------------

TOTAL ASSETS                                                                             $ 6,809.2          $ 6,875.7
                                                                               =========================================

            See Notes to Condensed Consolidated Financial Statements.

                            Verizon California Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions, Except Per Share Amount)                                      June 30, 2002     December 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Notes payable to affiliates                                                           $  764.0           $  723.3
    Other                                                                                      2.5                2.5
Accounts payable and accrued liabilities:
    Affiliates                                                                               157.3              145.0
    Other                                                                                    300.9              478.9
Other liabilities                                                                            289.2              273.0
                                                                                 --------------------------------------
                                                                                           1,513.9            1,622.7
                                                                                 --------------------------------------

LONG-TERM DEBT                                                                             1,659.4            1,659.1
                                                                                 --------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                 308.2              308.3
                                                                                 --------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                      1,160.0            1,099.7
Unamortized investment tax credits                                                             1.9                2.6
Other                                                                                        177.8              186.3
                                                                                 --------------------------------------
                                                                                           1,339.7            1,288.6
                                                                                 --------------------------------------
SHAREOWNER'S INVESTMENT
Common stock $20 par value per share                                                       1,400.0            1,400.0
  Authorized shares:  100,000,000
  Outstanding shares:  70,000,000
Contributed capital                                                                          337.4              337.3
Reinvested earnings                                                                          250.6              259.7
                                                                                 --------------------------------------
                                                                                           1,988.0            1,997.0
                                                                                 --------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                             $6,809.2           $6,875.7
                                                                                 ======================================

            See Notes to Condensed Consolidated Financial Statements.

                            Verizon California Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Six Months Ended June 30,
                                                                                  -------------------------------------------
(Dollars in Millions) (Unaudited)                                                             2002                2001
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $ 436.0              $ 602.7
                                                                                  -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                            69.5                 32.5
Capital expenditures                                                                          (241.2)              (322.1)
Other, net                                                                                       ---                  1.8
                                                                                  -------------------------------------------
Net cash used in investing activities                                                         (171.7)              (287.8)
                                                                                  -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings                                                               ---               (300.0)
Change in notes payable to affiliates                                                           40.7                332.2
Dividends paid                                                                                (305.0)              (332.0)
                                                                                  -------------------------------------------
Net cash used in financing activities                                                         (264.3)              (299.8)
                                                                                  -------------------------------------------

NET CHANGE IN CASH                                                                               ---                 15.1

CASH, BEGINNING OF PERIOD                                                                        1.4                  2.5
                                                                                  -------------------------------------------

CASH, END OF PERIOD                                                                          $   1.4              $  17.6
                                                                                  ===========================================

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

3.   Recent Accounting Pronouncements

     Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                            Verizon California Inc.

     Debt Extinguishment

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.


     Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.   Dividend

     On August 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $170.0 million to GTE.

5.   Shareowner's Investment

                                                               Contributed       Reinvested
(Dollars in Millions)                       Common Stock           Capital         Earnings
--------------------------------------------------------------------------------------------
Balance at December 31, 2001                    $1,400.0            $337.3          $ 259.7
Net income                                                                            295.9
Dividends declared to GTE                                                            (305.0)
Other                                                                   .1
                                        -----------------------------------------------------
Balance at June 30, 2002                        $1,400.0            $337.4          $ 250.6
                                        =====================================================

     Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

     Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

     Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                            Verizon California Inc.

7.   Employee Severance and Other Items

     In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $51.5 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

     During the fourth quarter of 2001, we recorded a charge of $9.1 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $9.8 million in accordance with SFAS No. 112 associated with employee severance. As of June 30, 2002, a total of approximately 290 employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $8.4 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

     In addition, during the second quarter of 2002, we recorded an impairment charge of $26.1 million driven by our financial statement exposure of WorldCom Inc.

                            Verizon California Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Condensed Consolidated Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

     We reported net income of $295.9 million for the six month period ended June 30, 2002, compared to net income of $362.3 million for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

     During the second quarter of 2002, we recorded a charge of $9.8 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," associated with employee severance.

     In addition, during the second quarter of 2002, we recorded an impairment charge of $26.1 million driven by our financial statement exposure of WorldCom Inc.


OPERATING REVENUES
------------------
(Dollars in Millions)

                                                       Six Months Ended June 30,
                                           -----------------------------------------
                                                        2002                 2001
------------------------------------------------------------------------------------
Local services                                      $  801.8             $  818.4
Network access services                                620.3                646.8
Long distance services                                  65.8                 75.2
Other services                                         155.0                164.5
                                           -----------------------------------------
Total                                               $1,642.9             $1,704.9
                                           =========================================

     We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.


LOCAL SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(16.6)       (2.0)%
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

     Local service revenues decreased in the first six months of 2002 primarily due to the effect of lower demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 1.9% from June 30, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. A rate decrease for wireless interconnection services and technology substitution further decreased local service revenue growth in the first half of 2002. These decreases were partially offset by higher customer demand and usage of our value-added services and higher billings to CLECs for interconnection of their network with our network and the purchase of UNEs.

                            Verizon California Inc.

 NETWORK ACCESS SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(26.5)       (4.1)%
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

     Network access service revenue decreased in the first six months of 2002 primarily due to mandated price reductions on interstate and intrastate access services and other regulatory decisions. In addition, growth in switched access service revenue declined in the first half of 2002 due to the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs. These decreases were partially offset by higher customer demand for special access services, particularly for high capacity, high-speed digital services.


LONG DISTANCE SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(9.4)      (12.5)%
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

     Long distance service revenues declined in the first six months of 2002 primarily due to the effects of competition, technology substitution and the slowing economy.


OTHER SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(9.5)       (5.8)%
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

     Other service revenues decreased in the first six months of 2002 primarily due to lower revenue from CPE sales. These decreases were partially offset by an increase in revenue from affiliate sales and services.

                            Verizon California Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $73.9        10.7%
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

     The increase in operations and support expenses was primarily attributable to higher centralized services expenses allocated to us by Verizon Services, as well as an increase in the provision for uncollectible accounts receivable. Higher interconnection and related costs associated with reciprocal compensation arrangements and employee severance costs recorded in the second quarter of 2002 also contributed to the increase in operations and support expenses. The effect of declining workforce levels partially offset the increase in operations and support expenses for the six months ended June 30, 2002.


DEPRECIATION AND AMORTIZATION

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(7.7)       (2.4)%
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

     Depreciation and amortization expense decreased in the first six months of 2002 primarily due to the effect of lower rates of depreciation. This decrease was partially offset by growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs.


OTHER RESULTS
-------------
(Dollars in Millions)


OTHER INCOME, NET

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $.5         250.0%
--------------------------------------------------------------------------------

     Other income, net includes equity income (losses), interest income and other nonoperating income and expense items.

     The increase in other income, net, was primarily attributable to an increase in interest income from short-term investments.

                            Verizon California Inc.

INTEREST EXPENSE

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(13.5)      (17.0)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

     Interest expense decreased in the first six months of 2002, over the same period in 2001, primarily due to lower interest rates on short-term debt with an affiliate.


EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      40.6%
--------------------------------------------------------------------------------
      2001                                                      40.9%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was lower for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to a decrease in non-recurring income tax expense, partially offset by a decrease in investment tax credit amortization.


OTHER MATTERS
-------------

Recent Accounting Pronouncements

     Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     Debt Extinguishment

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

     Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost

                            Verizon California Inc.

associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

     We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

     Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                            Verizon California Inc.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits:

                 Exhibit
                 Number
                 ------

                   3.1 Amended and Restated Articles of Incorporation of Verizon California Inc.

                   3.2    Amended and Restated Bylaws of Verizon California Inc.

                   12     Computation of Ratio of Earnings to Fixed Charges.

        (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                            Verizon California Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Verizon California Inc.



Date:  August 14, 2002                  By  /s/ Edwin F. Hall
                                            --------------------------------
                                                Edwin F. Hall
                                                Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX


                Exhibit
                 Number
                 ------

                   3.1    Amended and Restated Articles of Incorporation of
                          Verizon California Inc.

                   3.2    Amended and Restated Bylaws of Verizon California Inc.

                   12     Computation of Ratio of Earnings to Fixed Charges.